Form 10-Q
period 1996-03-31
DAL TILE INTERNATIONAL INC
filed 1996-05-15
CIK 906611

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
	           Washington, D.C.  20549


	FORM 10-Q


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

	OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

	Commission file number   33-64140

	DAL-TILE INTERNATIONAL INC.
	(Exact name of registrant as specified in its charter)

Delaware 									                     13-3548809
(State or other jurisdiction of							(I.R.S. Employer
incorporation or organization)						  	identification no.)

	7834 Hawn Freeway, Dallas, Texas  75217
	(Address of principal executive office)
	(Zip Code)

	(214)398-1411
	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X         NO

As of May 13, 1996, the registrant had outstanding 15,873 shares of voting common stock, par value $0.01 per share. As of May 13, 1996, the registrant also had outstanding 4,074,620 shares of non-voting common stock, par value $0.01 per share. There is no market for the registrant's voting common stock or non-voting common stock.



	DAL-TILE INTERNATIONAL INC.

	Table of Contents



PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements  (Unaudited)	 3

Item 2 -	Management's Discussion and Analysis of
Financial Condition and Results of Operations	 9


PART II - OTHER INFORMATION

Item 5 -	Other Information	12

Item 6 -	Exhibits and Reports on Form 8-K	  12



DAL-TILE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995
(Amounts in Thousands)
(Unaudited)



                                       				Three Months Ended
                                  						March 31,         March 31,
						                                     1996              1995

Net sales                          						$170,674          $119,353
Cost of goods sold                 					  87,940            58,110
Gross profit                         					82,734            61,243
Expenses:
  Transportation                      					9,957             8,042
  Selling, general and administrat   					48,362            35,433
  Provisions for merger integratio    					9,000              --
  Amortization of goodwill            					1,191             1,191
Total expenses                       					68,510            44,666
Operating income                     					14,224            16,577
Interest expense                     					13,843            13,567
Interest income                         					584               488
Other income                            					531             1,600
Income before income taxes            					1,496             5,098
Income tax provision                    					566             4,272
Net income                             					$930              $826

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

(Amounts in Thousands)


                                       							(Unaudited)
                                          						March 31,       	December 31,
                                            					1996             	1995
Assets
Current Assets:

   Cash                                    					$39,131          	$72,965
   Trade accounts receivable                				106,879        	  103,909
   Inventories                             					121,876          	118,811
   Prepaid expenses                          					4,345            	3,872
   Other current assets                      					9,483            	8,531
Total current assets                       					281,714          	308,088



Property, plant, and equipment, at cost     				216,089          	209,996

Less accumulated depreciation                				46,227           	42,073
                                           					169,862          	167,923

Goodwill, net of amortization               				160,825          	162,016

Finance costs, net of amortization           				6,307            	6,432

Tradename and other assets                   				23,806           	27,934
Total assets                              					$642,514         	$672,393


DAL-TILE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS  (continued)
MARCH 31, 1996 AND DECEMBER 31, 1995

(Amounts in Thousands)


                                    							 (Unaudited)
                                       						March 31,        December 31,
                                          						1996             	1995
Liabilities and Stockholders' Equity

Current Liabilities:

   Trade accounts payable                					$19,798           	$38,755
   Accrued expenses                       					27,492            	27,983
   Accrued interest payable                 				7,928            	17,398
   Current portion of long-term debt       				47,047            	47,047
   Deferred income taxes                    				4,001             	3,981
   Other current liabilities              					10,307            	20,796
Total current liabilities                					116,573           	155,960

Long-term debt                           					476,487           	480,769
Other long-term liabilities               					38,022            	25,023
Deferred income taxes                       				1,068             	1,002

Commitments and contingencies

Stockholders' Equity

   Common stock, $.01 par value:
       Authorized shares - 6,584,207; issued and
       outstanding shares - 4,090,493          				41                	41
   Additional paid-in capital            					334,035           	334,035
   Accumulated deficit                  					(265,074)         	(266,004)
   Currency translation adjustment        				(58,638)          	(58,433)
Total stockholders' equity                 				10,364             	9,639
Total liabilities and stockholders' equ 		 		$642,514          	$672,393



      DAL-TILE INTERNATIONAL INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
      (Amounts in Thousands)
(Unaudited)


                                           					Three Months Ended
                                           					March 31,      March 31,
                                              					1996           1995
Operating Activities
Net income                                      					$930           $826
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                 				5,390          4,302
  Deferred income tax provision                    				86            680
  Foreign currency transaction loss (gain)         			363         (1,576)
  Zero coupon note interest expense             				2,919          2,576
  Changes in operating assets and liabilities:
    Trade accounts receivable                  				(2,905)         2,997
    Inventories                               					(3,049)        (2,280)
    Other assets                              					(1,521)          (584)
    Trade accounts payable and accrued expe  	  		(16,270)        (1,903)
    Accrued interest payable                  		 		(9,472)        (8,685)
    Other current liabilities                  		 		2,561          9,647
Net cash (used in) provided by operating ac  		  	(20,968)         6,000
Investing Activities
Expenditures for property, plant, and equip   		 	(5,673)         (5,505)
Financing Activities
Repayment of long-term debt                  				(44,300)           (746)
Borrowings under long-term debt               		 		37,100          14,000
Net cash (used in) provided by financing ac   	 		(7,200)          13,254
Effect of exchange rate changes on cash             			7        	  (2,353)
Net (decrease) increase in cash              				(33,834)          11,396
Cash at beginning of period                   				72,965           12,973
Cash at end of period                        				$39,131          $24,369







	DAL-TILE INTERNATIONAL INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(Amounts in Thousands)



1.	Basis of Presentation

The Company's operating results for the three months ended March 31, 1996 reflect the results of operations of American Olean Tile Company Inc. ("AO") a wholly-owned subsidiary of Armstrong World Industries, Inc. ("AWI") and the glazed and unglazed tile business of AWI, which were acquired (the "AO Acquisition") by the Company on December 29, 1995. Because the Company's results for the three months ended March 31, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The annual operating cycle for manufacturing and distribution of glazed and unglazed tile is seasonal and thus the results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1995 annual report on Form 10-K for Dal-Tile International Inc. (the "Company").

Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.

2.	Acquisition

On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $27,575,000 in cash to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company. The fair value of the capital stock issued was approximately $133,575,000 including the $27,575,000 cash. The financial statements for 1996 include the financial position and operating results of American Olean but are excluded from the 1995 financial statements.

AO manufactures and markets commercial and residential glazed and unglazed tile for sales to contractors, distributors, and home improvement centers in the United States and Canada.


DAL-TILE INTERNATIONAL INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)




3.	Inventories

Inventories consist of the following at March 31, 1996 and December 31, 1995
 (In Thousands):

				                         	March 31,	       December 31,
					                         1996	            1995
				                        	(Unaudited)

Raw materials				            $12,989		        $12,224
Work-in-process				          2,998          		3,567
Finished goods	           			105,889	        	103,020
	                        				$121,876	        $118,811

4.	Long-Term Debt

Long-term debt consists of the following at March 31, 1996 and December 31, 1995 (In Thousands):

					                              March 31,	      December 31,
					                              1996		          1995
				                              	(Unaudited)

Senior Secured Zero Coupon Notes		   $101,997	      $99,078
Series A Notes payable, unsecured		  176,000		      220,000
Series B Notes payable, unsecured		  100,000		      100,000
Revolving Credit Loan, unsecured		   128,297		      91,197
Other		  			                         17,240	 	      17,541
					                                523,534		      527,816
Less current portion	    		          47,047	     	  47,047
					                                $476,487	      $480,769

5.	Income Taxes

The income tax provision reflects effective tax rates of 38% and 84% for the three months ended March 31,1996 and 1995, respectively. The high effective rate in 1995 reflects the inability to record a tax loss benefit in the U.S. due to the Company being in a net operating loss carryforward position for U.S. federal income tax purposes.

6.  	Merger Integration Charges

In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9.0 million for the closings of duplicative sales centers, duplicative distribution centers, manufacturing facility closings and severance costs associated with the elimination of overlapping positions. The majority of the $9.0 million is a cash charge related to lease commitments extending beyond 1996.

	ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the three months ended March 31, 1996 compared with the three months ended March 31, 1995 for Dal-Tile International Inc. (the "Company"). The Company's operating results for the three months ended March 31, 1996 reflect the results of operations of American Olean Tile Company Inc. ("AO") and certain related assets of the glazed and unglazed tile business of Armstrong World Industries, Inc. ("AWI"). AO and such related assets were acquired (the "AO Acquisition") by the Company from AWI on December 29, 1995. Because the Company's results for the three months ended March 31, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable.

On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $27,575,000 in cash to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company. The fair value of the capital stock issued was approximately $133,575,000 including the $27,575,000 cash.

As a result of the AO Acquisition, the 1996 first quarter results include for the first time the results of operations of AO. After the consummation of the merger, management began to rapidly execute the company's merger integration plan. In connection with the integration plan, the Company started merging duplicative sales service centers, restructured and consolidated its sales force, closed certain manufacturing facilities and is in the process of restructuring its entire North American distribution system. In addition, most general and administrative functions have been consolidated. Consequently, the reported results of operations for the Company for the three months ended March 31, 1996 are not directly comparable to the reported results of operations for the Company for the three months ended March 31, 1995.

Net Sales

Net sales for the first quarter increased from $119.4 million in 1995 to $170.7 million in 1996, an increase of $51.3 million or 43%. The increase in net sales was due to the inclusion of AO's operations in the 1996 first quarter and increased shipments to home improvement centers. Sales in Mexico (which account for 3% of consolidated sales) decreased approximately $3.0 million as a result of translating peso revenues at devalued exchange rates.

Gross Profit

Gross profit increased $21.5 million, or 35.1%, to $82.7 million in the first quarter of 1996 from $61.2 million in the first quarter of 1995 principally as a result of the increase in net sales. Gross margin decreased in the first quarter of 1996 to 48.5% from 51.3% in the first quarter 1995 due to inefficient production at higher cost facilities acquired as part of the AO Acquisition. These facilities were closed at the end of the quarter and production has been shifted to lower cost manufacturing plants.

In addition as a result of the AO Acquisition, the Company now sells to third party independent distributors. Sales through this channel carry lower gross margins than sales made through the Company's sales service centers, but due to lower operating expense levels comparable operating margins are achieved.

Expenses

Expenses increased to $68.5 million in the first quarter of 1996 from $44.7 million in the first quarter of 1995 due to the inclusion of AO's operations and $9.0 million of merger integration charges. Expenses as a percent of sales increased from 37.4% in 1995 to 40.1% in 1996 principally as a result of the 1996 merger integration charges. Excluding merger integration charges, expenses decreased to 34.9% of sales due to consolidation savings achieved by integrating sales forces, closing duplicative sales service centers and consolidating administrative functions. Additionally as mentioned above, sales made to independent distributors require lower operating expense levels which offset the lower gross margins generated through this channel.

Merger Integration Charges

In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9.0 million for the closings of duplicative sales centers, duplicative distribution centers, manufacturing facilities as well as severance costs associated with the elimination of overlapping positions. The majority of the $9.0 million is a cash charge related to lease commitments extending beyond 1996.

Operating Income

Operating income decreased to $14.2 million in the first quarter of 1996 from $16.6 million in the first quarter of 1995 principally as a result of merger integration charges. Operating income increased to $23.2 million in 1996, excluding non-recurring merger integration charges, as compared to $16.6 million in 1995 as a result of the AO acquisition and related cost savings offset in part by lower gross margins.

Interest Expense

Interest expense of $13.8 million in the first quarter of 1996 is comparable to interest expense in 1995 of $13.6 million.

Income Taxes

The income tax provision reflects effective tax rates of 38% and 84% for the three months ended March 31,1996 and 1995, respectively. The high effective rate in 1995 reflects the inability to record a tax loss benefit in the U.S. due to the Company being in a net operating loss carryforward position for U.S. federal income tax purposes.

Net Income

Net income increased to $0.9 million in 1996 from $0.8 million in 1995. Net income increased $5.7 million from $0.8 million in 1995 to $6.5 million in 1996, excluding the merger integration charges, as a result of the improvements in operating income (excluding merger integration charges) offset by transaction gain reductions in 1996 as a result of the stabilizing of the peso in the first quarter of 1996.

Liquidity and Capital Resources

Historically, the Company's principal sources of cash are from operating activities and bank borrowings. Cash used in operating activities was $21.0 million for the three months ended March 31, 1996 and cash provided by operating activities was $6.0 million for the same period in 1995. Excluding the effect of the AO Acquisition cash was used in 1996 to fund payments of trade accounts payable as a result of the timing of payments to vendors, capital expenditures and to pay the $17.0 million semi-annual interest payment in respect to the Series A Notes and the Series B Notes.

The Company's liquidity requirements arise primarily from working capital needs which consist principally of inventory and accounts receivable, capital expenditures and debt service. Cash used in financing activities was approximately $7.2 million at March 31, 1996 which reflects repayments under
the Revolving Credit Loan.   On January 9, 1996 the Company paid $44.0
million in principal and $17.0 million in interest on the Series A Notes and the Series B Notes. The payments were funded from borrowings on the Revolving Credit Loan and cash. At March 31, 1996, amounts available under the Revolving Credit Loan amounted to approximately $32.0 million. Additionally, the Company has $39.1 million in cash balances.

Capital expenditures were $5.7 million for the three months ended March 31, 1996. The expenditures during 1996 were used to fund routine capital improvements. During the next twelve months, in addition to routine capital expenditures to maintain the Company's facilities, the Company plans to spend approximately $35 million to expand its manufacturing capacity, improve manufacturing efficiencies, upgrade its research and development facilities, integrate Dal-Tile and AO's management information systems and make leasehold improvements to upgrade certain sales centers. The Company has commitments for approximately $5.0 million of this amount. The Company's ability to continue to expand its manufacturing facilities in the future will be dependent on cash generated from operations, the availability of borrowings under the Bank Credit Agreement and the long-term availability of other financing sources. There can be no assurance that the Company will generate sufficient cash from operations or from other sources to be able to fund these expenditures.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso based borrowings, high interest rates in Mexico are not expected to directly affect the Company. The Company may encounter changes in its credit terms to Mexican customers, however, the consolidated impact is not expected to be material. Since the Company's Mexican subsidiaries incur more peso denominated costs than revenues generated in pesos, the effect of the peso devaluation on income from operations is favorable to the Company.

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AEA Acquisition and AO Acquisition, respectively. The Company maintains a reserve for remediation relating to environmental conditions and activities prior to the AEA Acquisition, and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and condidtions of AWI's indemnification obligations under the AO Acquisition Agreement, any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.

Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the three months ended March 31, 1996 and 1995. Approximately 80% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the first quarter 1996 operating results however the future impact is uncertain at this time.

PART II.   OTHER INFORMATION




Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

27 Financial Data Schedule

(b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed by the Registrant on January 16, 1996 which reported the AO Acquisition. A Current Report on Form 8-K/A was filed by the Registrant on March 13, 1996 which included, (i) certain Financial Statements of AO and related assets of the Ceramic Tile Operations of AWI, and (ii) Unaudited Pro Forma Financial Statements of the Registrant combined with AO and related assets of the Ceramic Tile Operations of AWI.


	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



DAL-TILE INTERNATIONAL INC.
(Registrant)



Date:
May 14, 1996	      /s/  CARLOS E. SALA
Carlos E. Sala
Vice President, Chief Financial Officer and Treasurer