Form 10-Q
period 1996-06-30
DAL TILE INTERNATIONAL INC
filed 1996-08-13
CIK 906611

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   ----------------------------------------

                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from              to

 Commission file number                     33-64140
                                         --------------

                          DAL-TILE INTERNATIONAL INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                    13-3548809
- --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              identification no.)

                    7834 Hawn Freeway, Dallas, Texas  75217
                    ---------------------------------------
                    (Address of principal executive office)
                                  (Zip Code)

                                 (214)398-1411
                                 -------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X         NO
    ----------        -----------

As of August 13, 1996, the registrant had outstanding 15,873 shares of voting common stock, par value $0.01 per share. As of August 13, 1996, the registrant also had outstanding 4,074,620 shares of non-voting common stock, par value $0.01 per share.

                          DAL-TILE INTERNATIONAL INC.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                             Page
                                                           ----

   Item 1 -  Financial Statements  (Unaudited)               3

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  10


PART II - OTHER INFORMATION

   Item 6 -  Exhibits and Reports on Form 8-K               17

                          DAL-TILE INTERNATIONAL INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1996 and 1995
                             (Amounts in Thousands)
                                 (Unaudited)

                                                        Three Months Ended    Six Months Ended
                                                        ------------------   ------------------
                                                        June 30,  June 30,   June 30,  June 30,
                                                          1996      1995       1996      1995
                                                        --------  --------   --------  --------
            Net sales                                   $180,849  $116,602   $351,523  $235,955
            Cost of goods sold                            95,515    55,188    183,455   113,298
                                                        --------  --------   --------  --------
            Gross profit                                  85,334    61,414    168,068   122,657
            Expenses:
              Transportation                              11,712     8,229     21,669    16,271
              Selling, general and administrative         50,294    32,614     98,445    68,047
              Provisions for merger integration charge        --        --      9,000         -
            Amortization of intangibles                    1,401     1,191      2,802     2,382
                                                        --------  --------   --------  --------
            Total expenses                                63,407    42,034    131,916    86,700
                                                        --------  --------   --------  --------
            Operating income                              21,927    19,380     36,152    35,957
            Interest expense                              13,600    13,720     27,429    27,287
            Interest income                                  551       380      1,136       868
            Other expense (income)                         1,008      (423)       491    (2,023)
                                                        --------  --------   --------  --------
            Income before income taxes                     7,870     6,463      9,368    11,561
            Income tax provision                           2,981     1,982      3,549     6,254
                                                        --------  --------   --------  --------
            Net income                                  $  4,889  $  4,481   $  5,819  $  5,307
                                                        ========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                            (AMOUNTS IN THOUSANDS)

                                             (UNAUDITED)
                                               JUNE 30,  DECEMBER 31,
                                                 1996      1995
                                             ----------- ------------
 ASSETS
   Current assets:
   Cash                                         $ 33,576  $ 72,965
   Trade accounts receivable                     108,389   103,909
   Inventories                                   118,960   118,811
   Prepaid expenses                                3,477     3,872
   Other current assets                           10,867     8,531
                                                --------  --------
 Total current asset                             275,269   308,088

 Property, plant, and equipment, at cost         221,027   209,996
 Less accumulated depreciation                    50,274    42,073
                                                --------  --------
                                                 170,753   167,923

 Goodwill, net of amortization                   159,634   162,016

 Finance costs, net of amortization                5,747     6,432

 Tradename and other assets                       24,095    27,934
                                                --------  --------
 Total assets                                   $635,498  $672,393
                                                ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                            (AMOUNTS IN THOUSANDS)

                                                   (UNAUDITED)
                                                     June 30,      December 31,
                                                      1996             1995
                                                    ---------         -------
Liabilities and Stockholders' Equity

Current Liabilities:

    Trade accounts payable                          $  18,688         $38,755
    Accrued expenses                                   23,591          27,983
    Accrued interest payable                           15,255          17,398
    Current portion of long-term debt                  47,047          47,047
    Deferred income taxes                               5,604           3,981
    Other current liabilities                          15,014          20,796
                                                    ---------         -------

Total current liabilities                             125,199         155,960

Long-term debt                                        474,170         480,769

Other long-term liabilities                            20,315          25,023

Deferred income taxes                                   1,002           1,002

Commitments and contingencies

Stockholders' Equity:

    Common stock, $.01 par value:
      Authorized shares - 6,584,207; issued and
      outstanding shares - 4,090,493                       41              41
    Additional paid-in capital                        334,035         334,035
    Accumulated deficit                              (260,185)       (266,004)
    Currency translation adjustment                   (59,079)        (58,433)
                                                    ---------         -------

Total stockholders' equity                             14,812           9,639
                                                    ---------         -------

Total liabilities and stockholders' equity          $ 635,498        $672,393
                                                    =========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                          --------------------
                                                          JUNE 30,    JUNE 30,
                                                            1996        1995
                                                          ---------   --------
OPERATING ACTIVITIES
Net income                                                $  5,819    $  5,307
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                             11,884       8,599
  Deferred income tax provision                                359       3,113
  Foreign currency transaction loss (gain)                     145      (3,148)
  Zero coupon note interest expense                          5,930       5,270
  Changes in operating assets and liabilities:
    Trade accounts receivable                               (4,455)      1,355
    Inventories                                               (131)     (8,929)
    Other assets                                            (2,558)        868
    Trade accounts payable and accrued expenses            (21,233)     (1,368)
    Accrued interest payable                                (2,144)       (325)
    Other liabilities                                       (9,313)     (1,156)
                                                          --------    --------
Net cash (used in) provided by operating activities        (15,697)      9,586

INVESTING ACTIVITIES
Expenditures for property, plant, and equipment, net       (11,188)    (16,376)
                                                          --------    --------
FINANCING ACTIVITIES
Repayment of long-term debt                                (49,630)    (17,422)
Borrowings under long-term debt                             37,101      19,927
                                                          --------    --------
Net cash (used in) provided by financing activities        (12,529)      2,505

Effect of exchange rate changes on cash                         25        (432)
                                                          --------    --------
Net decrease in cash                                       (39,389)     (4,717)

Cash at beginning of period                                 72,965      12,977
                                                          --------    --------
Cash at end of period                                     $ 33,576    $  8,260
                                                          ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)



1. BASIS OF PRESENTATION

   The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and six months ended June 30, 1996 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries, including the operations of American Olean Tile Company Inc. ("AO") and certain related assets of the ceramic tile business of Armstrong World Industries, Inc. ("AWI"). AO and such related assets were acquired (the "AO Acquisition") by the Company from AWI on December 29, 1995. Because the Company's results for the three and six months ended June 30, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable.

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1995 annual report on Form 10-K of the Company.

   Certain amounts in 1995 have been reclassified to conform to the 1996 presentation.

2. ACQUISITION

   On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $27,575,000 in cash to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

   In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company. The fair value of the net assets acquired was approximately $133,575,000 including the $27,575,000 cash. The financial statements for 1996 include the financial position and operating results of American Olean but are excluded from the 1995 financial statements.

   AO manufactures and markets commercial and residential glazed and unglazed tile for sales to contractors, distributors, and home improvement centers in the United States and Canada.

                                     Page7

                          DAL-TILE INTERNATIONAL INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. REFINANCING

   The Company has filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of equity securities and also contemplates a private placement of its equity securities and entering into a new bank credit agreement, all of which are designed to repay substantially all the Company's existing debt.

4. CAPITAL STRUCTURE

   Prior to the closing of the initial public offering of the Company's common stock, the Company will effect a recapitalization of its current capital stock. Pursuant to the common stock conversion, all the classes of the Company's previously outstanding common stock will be converted into 45,404,472 shares of a single class of common stock.

5. INVENTORIES

   Inventories consist of the following at June 30, 1996 and December 31, 1995 (In Thousands):



                   June 30,  December 31,
                     1996       1995
                     ----       ----
                 (Unaudited)

Raw materials      $ 14,621  $ 12,224
Work-in-process       3,391     3,567
Finished goods      100,948   103,020
                   --------  --------
                   $118,960  $118,811
                   ========  ========

                                     Page8

6.    LONG-TERM DEBT

   Long-term debt consists of the following at June 30 1996 and December 31, 1995 (In Thousands):


                                     June 30   December 31,
                                       1996        1995
                                     --------  ------------
                                   (Unaudited)
Senior Secured Zero Coupon Notes     $105,008      $ 99,078
Series A Notes payable, unsecured     176,000       220,000
Series B Notes payable, unsecured     100,000       100,000
Revolving Credit Loan, unsecured      123,197        91,197
Other                                  17,012        17,541
                                     --------      --------
                                      521,217       527,816
Less current portion                   47,047        47,047
                                     --------      --------
                                     $474,170      $480,769
                                     ========      ========


   The Company has paid $27,600,000 out of the cash proceeds from the AO Acquisition to redeem $32,600,000 aggregate principal amount at maturity ($26,000,000 aggregate accreted value at the Redemption Date) of the Zero Coupon Notes at a redemption price of 106% of their accreted value on the Redemption Date.

   In July 1996 the Company commenced the Zero Coupon Tender Offer and the Zero Coupon Solicitation with respect to the outstanding Zero Coupon Notes, excluding the Redeemed Notes previously called for redemption. The Zero Coupon Tender Offer will expire on August 19, 1996 unless extended.

7. INCOME TAXES

   The income tax provision reflects effective tax rates of 38% and 31% for the three months ended June 30, 1996 and 1995, and 38% and 54% for the six months ended June 30, 1996 and 1995, respectively. The high effective rate for the six months ended June 30, 1995 reflects the inability to record a tax loss benefit in the United States due to the Company being in a net operating loss carryforward position for U.S. federal income tax purposes.

8. MERGER INTEGRATION CHARGES

   In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9.0 million for the closings of duplicative sales centers, duplicative distribution centers, manufacturing facility closings and severance costs associated with the elimination of overlapping positions. The majority of the charge is related to lease commitments extending beyond 1996.

                                     Page9

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the three and six months ended June 30, 1996 compared with the three and six months ended June 30, 1995 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). The Company's operating results for the three and six months ended June 30, 1996 reflect the results of operations of American Olean Tile Company Inc. ("AO") and certain related assets of the ceramic tile business of Armstrong World Industries, Inc. ("AWI"). AO and such related assets were acquired (the "AO Acquisition") by the Company from AWI on December 29, 1995. Because the Company's results for the three and six months ended June 30, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable.

On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $27,575,000 in cash to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company. The fair value of the net assets acquired was approximately $133,575,000 including the $27,575,000 cash.

As a result of the AO Acquisition, the 1996 results include the results of operations of AO. After the consummation of the AO Acquisition, management began to rapidly execute the company's merger integration plan. In connection with the integration plan, the Company has started merging duplicative sales service centers, restructured and consolidated its sales force, closed certain manufacturing facilities and is in the process of restructuring its entire North American distribution system. In addition, most general and administrative functions are being consolidated. Consequently, the reported results of operations for the Company for the three and six months ended June 30, 1996 are not directly comparable to the reported results of operations for the Company for the three and six months ended June 30, 1995.


Net Sales

Net sales for the second quarter increased from $116.6 million in 1995 to $180.8 million in 1996, an increase of $64.2 million or 55%. Net sales for the six months ended June 30, 1996 increased to $351.5 million from $236.0 million for the six months ended June 30, 1995, an increase of $115.5 million or 49%. The increase in net sales for both the three and six months ended June 30, 1996 as compared with the same periods in 1995 was due principally to the inclusion of AO's operations in 1996 and increased shipments to home center retailers.


Gross Profit

Gross profit increased $23.9 million, or 38.9%, to $85.3 million in the second quarter of 1996 from $61.4 million in the second quarter of 1995. For the six months ended June 30, 1996 gross profit increased from $122.7 million for the six months ended June 30, 1995 to $168.1 million, an increase of $45.4 million or 37.0%. The increase in gross profit is principally the result of the increase in net sales.

                                     Page10

Gross margin decreased in the second quarter of 1996 to 47.2% from 52.7% in the second quarter of 1995 and decreased for the six months ended June 30, 1996 to 47.8% from 52.0% for the comparable period in 1995. The decrease in gross margin is primarily due to production at higher cost facilities acquired as part of the AO Acquisition, which historically resulted in AO generating lower gross margins than the Company. These facilities were closed in March 1996 and production has been shifted to lower cost manufacturing plants. In addition, as a result of the AO Acquisition, the Company has a significantly increased presence in the independent distributor channel. Sales through this channel carry lower gross margins than sales made through the Company's sales service centers, but due to lower operating expense levels comparable operating margins are achieved.

The Company experienced lower gross margins in the second quarter of 1996 as compared to the first quarter of 1996. The Company manufactured inventory at certain AO plants prior to their closure at the end of the first quarter of 1996. This higher cost inventory, relative to inventory produced at the remaining plants, has negatively affected the Company's gross margin in the second quarter of 1996 and will negatively affect the Company's gross margin in the third quarter of 1996 as it is sold.


Expenses

Expenses increased to $63.4 million in the second quarter of 1996 from $42.0 million in the second quarter of 1995 and increased to $131.9 million for the six months ended June 30, 1996 from $86.7 million for the six months ended June 30, 1995. The increase in expenses is primarily due to inclusion of AO's operations. In addition, results for the first quarter of 1996 include $9.0 million of merger integration charges, contributing to the increase for the six months ended June 30, 1996. Expenses as a percent of sales decreased from 36.0% in the second quarter of 1995 to 35.1% in the second quarter of 1996 and increased from 36.7% for the six months ended June 30, 1995 to 37.5% for the comparable period in 1996.

Excluding merger integration charges, expenses for the six months ended June 30, 1996 decreased to 35.0% of sales. The decrease in expenses as a percent of sales for the second quarter of 1996 and for the six months ended June 30, 1996 (excluding merger integration charges) as compared to the same period in 1995, respectively, is due to consolidation savings achieved by integrating sales forces, closing duplicative sales service centers and consolidating administrative functions. Additionally, sales made to independent distributors require lower operating expense levels which offset the lower gross margins generated through this distribution channel. These savings were offset in part by increased advertising costs to increase brand name recognition, increased information systems costs for integration to one system and retention of duplicative personnel during a transition period while closing sales centers.

                                     Page11

Merger Integration Charges

In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9.0 million for the closings of duplicative sales centers, duplicative distribution centers, and certain manufacturing facilities, as well as incurrence of severance costs associated with the elimination of overlapping positions. The majority of the $9.0 million is a cash charge related to lease commitments associated with closings of duplicative facilities extending beyond 1996.


Operating Income

Operating income increased to $21.9 million in the second quarter of 1996 from $19.4 million in the second quarter of 1995 and increased to $36.2 million for the six months ended June 30, 1996 from $36.0 million for the six months ended June 30, 1995. Operating income (excluding merger integration charges) increased to $45.2 million for the six months ended June 30, 1996 from $36.0 million for the comparable period in 1995. Operating income for both the three months ended June 30, 1996 and six months ended June 30, 1996 (excluding merger integration charges) increased as a result of the AO Acquisition and related cost savings, but was offset in part by lower gross margins.


Interest Expense (Net)

Interest expense (net) of $13.0 million in the second quarter of 1996 and $26.3 million for the six months ended June 30, 1996 is comparable to interest expense
(net) of $13.3 million in the second quarter of 1995 and $26.4 million for the six months ended June 30, 1995, respectively.


Income Taxes

The income tax provision reflects effective tax rates of 38% and 31% for the three months ended June 30, 1996 and 1995 and 38% and 54% for the six months ended June 30, 1996 and 1995, respectively. The high effective rate in the six months ended June 30, 1995 reflects the Company's inability to record a tax loss benefit in the United States due to its being in a net operating loss carry forward position for United States federal income tax purposes.


Net Income

Net income increased to $4.9 million in the second quarter of 1996 from $4.5 million in the second quarter of 1995 and increased to $5.8 million for the six months ended June 30, 1996 from $5.3 million for the six months ended June 30, 1995. Excluding merger integration charges, net income increased to $11.4 million for the six months ended June 30, 1996 from $5.3 million for the comparable period in 1995. The increase in net income (excluding merger integration charges) reflects the improvements in operating income (excluding merger integration charges) offset by transaction gain reductions in 1996 as a result of the stabilizing of the peso in 1996.

                                     Page12

Peso-U.S. Dollar Exchange Rate.

The Company's Mexican facility is primarily a provider of ceramic tile to the Company's U.S. operations and in addition sells ceramic tile in Mexico. In both the three and six months ended June 30, 1996, sales in Mexico represented 3% of the Company's consolidated net sales. The Company's sales in Mexico are peso-denominated and primarily all of the Mexican facility's cost of sales and operating expenses are peso-denominated. In the three and six months ended June 30, 1996, peso-denominated cost of sales and operating expenses represented 10% of the Company's consolidated cost of sales and expenses. The Company's exposure to exchange rate changes is favorable to operating results when the peso devalues against the U.S. dollar, since peso costs exceed peso revenues.
As the peso appreciates against the U.S. dollar, the effect is unfavorable to the Company's operating results. In addition to exchange rate changes on operating results, foreign currency transaction gains or losses are recognized in other income and expense. During the three and six months ended June 30, 1996, the Company recorded transaction losses of approximately $1.3 million and $0.5 million, respectively. Except for peso transactions, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes, although the number and amount of such contracts are not significant. Since the exposure to the peso exchange rate change is favorable when the peso devalues against the U.S. dollar and management does not expect the peso to appreciate significantly against the U.S. dollar in the near term, management has not entered into peso currency forward contracts.


Liquidity and Capital Resources

Historically, the Company's principal sources of cash were from operating activities and bank borrowings. Cash used in operating activities was $15.7 million for the six months ended June 30, 1996 and cash provided by operating activities was $9.6 million for the same period in 1995. Cash was used in the six months ended June 30, 1996, principally to fund payments of trade accounts payable as a result of the timing of payment to vendors, capital expenditures and the payment of the $17.0 million semiannual interest due in respect to the Series A Notes and the Series B Notes.

The Company's liquidity requirements arise primarily from working capital needs, which consist principally of inventory and accounts receivable, capital expenditures and debt service. Cash used in financing activities was approximately $12.5 million for the six months ended June 30, 1996, which reflected borrowings under the Company's existing bank credit agreement (the "Existing Bank Credit Agreement") to repay $44.0 million in principal under the Series A Notes and $17.0 million in interest on the Series A Notes and the Series B Notes. The payments were funded from borrowings on the Existing Bank Credit Agreement and cash on hand. At June 30, 1996, amounts available under the Existing Bank Credit Agreement amounted to approximately $36.8 million. In connection with the AO Acquisition, the Company received $27.6 million in cash, which is included in the June 30, 1996 Consolidated Financial Statements as cash. The Company had an additional $6.0 million in cash balances, for total cash balances of $33.6 million at June 30, 1996.

                                     Page13

The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of equity securities (the "Offering") and also contemplates a private placement of its equity securities (the "Private Placement") and entering into a new bank credit agreement (the "New Bank Credit Agreement"), all of which are designed to repay substantially all of the Company's debt (collectively, the "Refinancing"). In connection with the initial public offering, the Company will effect a recapitalization of its current capital stock. Pursuant to the common stock conversion, all of the classes of the Company's previously outstanding common stock will be converted into 45,404,472 shares of a single class of common stock.

The Company is undertaking the the Refinancing to improve its financial and operating flexibility, to reduce its interest expense and to extend the amortization of its senior indebtedness.

The Company has paid $27.6 million out of the cash proceeds from the AO Acquisition to redeem $32.6 million aggregate principal amount at maturity ($26.0 million aggregate accreted value at the Redemption Date) of the Zero Coupon Notes at a redemption price of 106% of their accreted value on the Redemption Date. The total redemption, including the 106%, was $27.6 million.

In July 1996 the Company commenced a tender offer (the "Zero Coupon Tender Offer") and the zero coupon consent solicitation (the "Zero Coupon Solicitation") with respect to the outstanding Zero Coupon Notes, excluding those Zero Coupon Notes previously called for redemption. The Zero Coupon Tender Offer will expire on August 16, 1996 unless extended.

The Company will use the net proceeds of the Refinancing: (i) to effect the Zero Coupon Tender Offer and the Zero Coupon Solicitation; (ii) to repay in full outstanding borrowings by Dal-Tile's wholly owned subsidiary, Dal-Tile Group, under the Existing Bank Credit Agreement; (iii) to repay $176.0 million of the Series A Notes and $100.00 million of the Series B Notes; and (iv) to pay accrued interest and estimated prepayment premiums on certain debt to be repaid, a $4.0 million fee in connection with the termination of the Company's management agreement with AEA Investors (the "Termination Fee") and fees and expenses; provided, however, that the net proceeds from the Offering will not be used to repay Series A Notes or Series B Notes. In connection with the Refinancing, The Company will record an extraordinary charge of $20.7 million, net of tax, for the write off of existing deferred financing fees, the Termination Fee and prepayment premiums on certain debt to be repaid. This charge will be recorded in the Company's third quarter of 1996 upon completion of the Refinancing.

The New Bank Credit Agreement will include a new term loan of $275.0 million and a new revolving credit facility of $250.0 million. Loans under the New Bank Credit Agreement will bear interest at variable rates. The Company will be required to make annual amortization payments in respect of the New Bank Credit Agreement starting in the first quarter of 1997. The New Bank Credit Agreement will contain customary affirmative and restrictive covenants, as well as financial covenants, under which the Company must operate.

The Company believes that existing cash balances and cash flow from operating activities (if generated as anticipated) together with borrowings available under the New Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements and debt service requirements of the Company in the foreseeable future.

                                     Page14

Capital expenditures were $11.2 million for the six months ended June 30, 1996. The expenditures during 1996 were used to fund routine capital improvements. During 1996 and 1997 the Company plans to spend approximately $50.0 million (of which $11.2 million has been expended through June 30, 1996) and $55.0 million, respectively, to expand its manufacturing capacity, improve manufacturing efficiencies, upgrade its research and development facilities, integrate the Company's and AO's management information systems, make leasehold improvements at certain sales centers and fund routine capital maintenance. As of June 30, 1996, the company had entered into commitments of approximately $14.0 million for these expansion plans. The Company estimates total cash AO merger integration costs of approximately $17.0 million pertaining to severance and lease commitments for manufacturing, distribution and corporate facility consolidations, as well as elimination of duplicate and overlapping positions. Of this amount, the Company incurred cash costs of $12.8 million in connection with the AO merger integration in the first six months of 1996. The Company believes cash generated from operations and availability under the New Bank Credit Agreement will be sufficient to fund expansion of its manufacturing facilities and merger integration costs.

At June 30, 1996, the Company's accumulated deficit was $260.2 million. The Company believes that the deficit has not affected its ability to obtain financing or negotiate favorable terms with its vendors due in part to working capital of $150.1 million at June 30, 1996, cash flow from operations and additional availability of $36.8 million under the Existing Bank Credit Agreement at June 30, 1996.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company. The Company may encounter changes in its credit terms to Mexican customers; however, the consolidated impact is not expected to be material. Since the Company's Mexican subsidiaries incur more peso-denominated costs than revenues generated in pesos, the effect of any peso devaluation on income from operations has been favorable to the Company.

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AEA Acquisition and AO Acquisition, respectively. The Company maintains a reserve for remediation relating to environmental conditions and activities existing prior to the AEA Acquisition and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and conditions of AWI's indemnification obligations under the AO Acquisition Agreement (as defined below), any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.

                                     Page15

The United States is a party to GATT. Under GATT, the United States currently imposes import duties on ceramic tile outside North America countries at 17%, to be reduced ratably to 8 1/2% by 2005. Accordingly, GATT may stimulate competition from manufacturers outside North America who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.


Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the United States and Mexico. Inflation has not had a material impact on the Company's results of operations during the six months ended June 30, 1996 and 1995. Approximately 80% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the second quarter 1996 and six months ended June 30, 1996 operating results, however, the future impact is uncertain at this time.

                                     Page16

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

   10.1 Consulting Agreement dated as of August 1, 1995 among Harold L. Turk, Dal-Tile International Inc., Dal-Tile Corporation, DTM/CM Holdings Inc., Dal-Minerals Company, Ceramica Regiomontana S.A. de C.V. and Materiales Ceramicos, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1, Number 333-5069 and incorporated herein by reference).

   10.2 First Supplemental Indenture dated as of August 1, 1996, between Dal-Tile International Inc. and Citibank, N.A., as trustee, relating to the Zero Coupon Notes. (Filed as Exhibit 10.8 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1, Number 333-5069 and incorporated herein by reference).

   10.3 Agreement, dated July 15, 1995, among Dal-Tile International Inc., AEA Investors Inc., DTI Investors LLC, Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and Armstrong Cork Finance Corporation. (Filed as Exhibit 10.17 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1, Number 333-5069 and incorporated herein by reference).

   10.4 Commitment Letter, dated June 26, 1996, among Dal-Tile Group Inc. and Chase Securities Inc., The Chase Manhattan Bank, N.A., Credit Suisse, Goldman, Sachs & Co. and Pearl Street, L.P. (Filed as Exhibit 10.17 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1, Number 333-5069 and incorporated herein by reference).

   27    Financial Data Schedule

(b)  Reports on Form 8-K.
     --------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                     Page17

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                              DAL-TILE INTERNATIONAL INC.
                              ---------------------------
                              (Registrant)



Date:
August 13, 1996                  /s/  CARLOS E. SALA
- ---------------               ------------------------------------------
                              Carlos E. Sala
                              Executive Vice President, Chief Financial Officer and Treasurer

                                     Page18