Form 10-Q
period 1996-09-30
DAL TILE INTERNATIONAL INC
filed 1996-11-07
CIK 906611

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    ------

                        Commission file number 33-64140
                                               --------

                          DAL-TILE INTERNATIONAL INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                         13-3548809
--------                                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification no.)

                    7834 Hawn Freeway, Dallas, Texas  75217
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

YES      X         NO
    ----------        ---------

As of November 7, 1996, the registrant had outstanding 53,436,476 shares of voting common stock, par value $0.01 per share.

                          DAL-TILE INTERNATIONAL INC.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     Page
                                                                   ----

   Item 1 -  Financial Statements  (Unaudited)                       3

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12



PART II - OTHER INFORMATION

   Item 4 -  Submission of Matters to a Vote of Security Holders    18

   Item 5 -  Other Information                                      18

   Item 6 -  Exhibits and Reports on Form 8-K                       19

                          DAL-TILE lNTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                --------------------------------      -----------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996               1995              1996             1995
                                                -------------      -------------      -------------   -------------

Net sales                                        $    184,386           $117,991           $535,910        $353,947
Cost of goods sold                                     93,784             55,421            277,240         168,719
                                                -------------      -------------      -------------   -------------
Gross profit                                           90,602             62,570            258,670         185,228
Expenses:
 Transportation                                        12,859              8,459             34,523          24,730
 Selling, general and administrative                   45,270             32,427            143,710         100,474
 Provision for merger integration charge                 --                 --                9,000             --
 Amortization of intangibles                           1,401              1,191              4,204           3,574
                                                -------------      -------------      -------------   -------------
Total expenses                                         59,530             42,077            191,437         128,778
                                                -------------      -------------      -------------   -------------
Operating income                                       31,072             20,493             67,233          56,450
Interest expense                                       10,817             13,897             38,260          41,184
lnterest income                                           397                192              1,530           1,059
Other expense (income)                                    352               (164)               805          (2,187)
                                                -------------      -------------      -------------   -------------
Income before income taxes and                         20,300              6,952             29,698          18,512
extraordinary item
Income tax provision                                    7,125                781             10,668           7,035
                                                -------------      -------------      -------------   -------------
Income before extraordinary item                       13,175              6,171             19,030          11,477

Extraordinary item-loss on early
 retirement of debt, net of taxes                     (29,072)              --              (29,072)            --
                                                -------------      -------------      -------------   ------------
Net income (loss)                                    ($15,897)          $  6,171           ($10,042)       $11,477
                                                =============      =============      =============   ============
lncome before extraordinary
item per common share                             $      0.26              $0.21              $0.39          $0.38

Extraordinary item                                      (0.57)                --              (0.60)            --
                                                -------------      -------------      -------------   ------------

Net income (loss) per common share                     ($0.31)             $0.21             ($0.21)         $0.33
                                                =============      =============      =============   ============
Average outstanding common and
equivalent shares                                      51,270             30,014             48,567         30,014
                                                =============      =============      =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                            (AMOUNTS IN THOUSANDS)

                                                         (Unaudited)
                                                        September 30,          DECEMBER 31,
                                                            1996                   1995
                                                        -------------          ------------
ASSETS
Current Assets:

  Cash                                                         $4,331               $72,965
  Trade accounts receivable                                   125,412               103,909
  Inventories                                                 127,282               118,811
  Prepaid expenses                                              4,479                 3,872
  Deferred income taxes                                         4,710                  --
  Other current assets                                          9,710                 8,531
                                                        -------------          ------------
Total current assets                                          275,924               308,088


Property, plant, and equipment, at cost                       231,239               209,996

Less accumulated depreciation                                  47,139                42,073
                                                        -------------          ------------
                                                              184,100               167,923

Goodwill, net of amortization                                 158,442               162,016

Finance costs, net of amortization                              3,826                 6,432

Tradename and other assets                                     22,866                27,934
                                                        -------------          ------------
Total assets                                                 $645,158              $672,393
                                                        =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                         DAL-TILE, INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                            (AMOUNTS IN THOUSANDS)

                                                (UNAUDITED)
                                                SEPTEMBER 30,           DECEMBER 31,
                                                   1996                    1995
                                                -------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Trade accounts payable                              $24,076               $ 38,755
  Accrued expenses                                     25,399                 27,983
  Accrued interest payable                              3,096                 17,398
  Current portion of long-term debt                    25,546                 47,047
  Income taxes payable                                  1,985                     --
  Deferred income taxes                                    --                  3,981
  Other current liabilities                            12,121                 20,796
                                                -------------           ------------
Total current liabilities                              92,223                155,960

Long-term debt                                        434,769                480,769
Other long-term liabilities                            16,112                 25,023
Deferred income taxes                                      --                  1,002

Commitments and contingencies

Stockholders' Equity:

  Common stock, $.01 par value:
    Authorized shares - 200,000,000; issued and
    outstanding shares - 53,436,476                       121                     41

  Additional paid-in capital                          436,513                334,035
  Accumulated deficit                                (276,046)              (266,004)
  Currency translation adjustment                     (58,534)               (58,433)
                                                -------------           ------------
Total stockholders' equity                            102,054                  9,639
                                                -------------           ------------
Total liabilities and stockholder's equity           $645,158               $672,393
                                                =============           ============

The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Nine Months Ended
                                                              --------------------------------------
                                                              September 30,            September 30,
                                                                 1996                      1995
                                                              -------------            -------------
Operating Activities

Net income (loss)                                                  ($10,042)                $ 11,477
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                      17,553                   12,913
  Extraordinary item                                                 29,072                     --
  Deferred income tax provision                                       4,995                    3,708
  Foreign currency transaction gains                                   (125)                  (3,769)
  Zero coupon note interest expense                                      --                    8,058
  Changes in operating assets and liabilities:
    Trade accounts receivable                                       (21,426)                   4,277
    Inventories                                                      (7,926)                 (13,640)
    Other assets                                                     (2,887)                    (553)
    Trade accounts payable and accrued expenses                     (11,068)                  (4,202)
    Accrued interest payable                                        (14,302)                  (8,587)
    Other liabilities                                               (16,951)                  (6,507)
                                                              -------------            -------------
 Net cash (used in) provided by operating activities                (33,107)                   3,175

INVESTING ACTIVITIES
Expenditures for property, plant, and equipment, net                (27,821)                 (26,631)
                                                              -------------            -------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                              102,558                     --
Borrowings under previous bank credit facility                       52,028                   44,241
Borrowings under new bank credit facility                           444,000                     --
Repayment of long-term debt                                        (563,529)                 (23,572)
Fees and expenses associated with debt refinancing                  (42,765)                    --
                                                              -------------            -------------
Net cash (used in) provided by financing activities                  (7,708)                  20,669

Effect of exchange rate changes on cash                                   2                     (781)
                                                              -------------            -------------
Net decrease in cash                                                (68,634)                  (3,568)

Cash at beginning of period                                          72,965                   12,973
                                                              -------------            -------------
Cash at end of period                                                $4,331                 $  9,405
                                                              =============            =============


The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and nine months ended September 30, 1996 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries, including the operations of American Olean Tile Company Inc. ("AO") and certain related assets of the ceramic tile business of Armstrong World Industries, Inc. ("AWI"). AO and such related assets were acquired (the "AO Acquisition") by the Company from AWI on December 29, 1995. Because the Company's results for the three and nine months ended September 30, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable to 1996 results.

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1995 annual report on Form 10-K of the Company.

   The 1995 statement of operations combines selling expenses and general and administrative expenses to conform to the 1996 presentation.

2. ACQUISITION

   On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $28,225,000 in cash (after giving effect to a post-closing adjustment) to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

   In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company as of December 31, 1995. The fair value of the net assets acquired was approximately $134,225,000. The financial statements for 1996 include the financial position and operating results of AO but the operating results of AO are excluded from the 1995 financial statements.

   AO manufactures and markets commercial and residential glazed and unglazed ceramic tile for sales to contractors, distributors, and home improvement centers in the United States and Canada.

                          DAL-TILE INTERNATIONAL INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. REFINANCING

   During the third quarter, the Company completed an initial public offering (the "Offering") of its common stock and a concurrent private placement of its common stock to a subsidiary of AWI (the "Private Placement"). The Offering of 7,316,343 shares of common stock, including the underwriter over allotment, raised $102,428,802 of gross proceeds with net proceeds, after underwriter commission and expenses, amounting to $92,557,930. The Private Placement of 714,286 shares of common stock raised $10,000,000 of proceeds with total net proceeds from the Offering and Private Placement amounting to $102,557,930. In connection with the Offering and Private Placement, the Company effected a recapitilization of its capital stock. Pursuant to a common stock conversion, all of the classes of the Company's previously outstanding common stock were converted into 45,404,472 shares of a single class of common stock. Concurrently with the Offering the company entered into a new bank credit agreement (the "New Bank Credit Agreement") which along with the proceeds from the Offering and Private Placement were used to repay substantially all of the Company's debt (collectively, the "Refinancing"). The New Bank Credit Agreement includes a term loan of $275,000,000 and a revolving credit facility of $250,000,000.

   The Company used the net proceeds of the Refinancing: (i) to repay substantially all of its outstanding Zero Coupon Notes at a tender price of approximately 110% of their accreted value, (the Company having previously called for redemption approximately 25% of its then outstanding Zero Coupon Notes;) (ii) to repay in full outstanding borrowings by Dal-Tile's wholly owned subsidiary, Dal-Tile Group Inc., under the previous bank credit agreement (the "Previous Bank Credit Agreement"); (iii) to repay $176,000,000 of its Series A Notes and $100,000,000 of its Series B Notes; and (iv) to pay accrued interest and prepayment premiums on certain debt to be repaid, a $4,000,000 termination fee in connection with the termination of the Company's management agreement with AEA Investors Inc. (the "Termination Fee") and fees and expenses associated with the Refinancing. AEA Investors Inc. is the manager of DTI Investors LLC, which is a significant stockholder of the Company.

4. EXTRAORDINARY ITEM

   In connection with the refinancing and early extinguishment of debt, the Company recorded an extraordinary charge of $44,800,000 ($29,072,000, net of tax), for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and the Termination Fee.

5. EARNINGS PER SHARE

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The average number of shares used in the calculation of earnings per share was 51,269,985 and 48,566,856 for the three and nine months ended September 30, 1996, respectively, and 30,014,350 for both the three and nine months ended September 30, 1995. The average number of shares used in the calculation of pro forma earnings per share was 55,231,069.

                          DAL-TILE INTERNATIONAL INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INVENTORIES

   Inventories consist of the following at September 30, 1996 and December 31, 1995 (In Thousands):
                                             September 30,   December 31,
                                                  1996           1995
                                                  ----           ----
                                              (Unaudited)

   Raw materials                                $ 15,830      $ 12,224
   Work-in-process                                 3,413         3,567
   Finished goods                                108,039       103,020
                                                --------      --------
                                                $127,282      $118,811
                                                ========      ========

7. LONG-TERM DEBT

   Long-term debt consists of the following at September 30, 1996 and December 31, 1995 (In Thousands):
                                             September 30,   December 31,
                                                  1996           1995
                                                  ----           ----
                                              (Unaudited)

   Term Loan, secured                           $275,000      $     --
   New Revolving Credit Loan, secured            169,000            --
   Senior Secured Zero Coupon Notes                  136        99,078
   Series A Notes payable, unsecured                  --       220,000
   Series B Notes payable, unsecured                  --       100,000
   Previous Revolving Credit Loan, unsecured          --        91,197
   Other                                          16,179        17,541
                                                --------      --------
                                                 460,315       527,816
   Less current portion                           25,546        47,047
                                                --------      --------
                                                $434,769      $480,769
                                                ========      ========

   During the third quarter the Company paid $27,558,410 million out of the cash proceeds from the AO Acquisition to redeem $32,600,000 aggregate principal amount at maturity ($25,998,392 aggregate accreted value at the Redemption
   Date) of the Zero Coupon Notes at a redemption price of 106% of their accreted value on the Redemption Date.

   In connection with the New Bank Credit Agreement, the Company will be required to make quarterly amortization payments on the $275,000,000 term loan commencing March 1, 1997 through December 31, 2002 at various scheduled amounts. Borrowings under the new $250,000,000 revolving credit facility ($169,000,000 outstanding at September 30, 1996) are payable in full on
   December 31, 2002.   Borrowings under the New Bank Credit Agreement bear
   interest at variable rates based on Eurodollar rates or prime rate and is secured by the capital stock of each Material Subsidiary (as defined in the agreement). Under the New Bank Credit Agreement the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

                          DAL-TILE INTERNATIONAL INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES

    The income tax provision reflects effective tax rates of 35% and 11% for the three months ended September 30, 1996 and 1995 and 34% and 38% for the nine months ended September 30, 1996 and 1995, respectively.

9.  MERGER INTEGRATION CHARGES

    In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9,000,000 for the closings of duplicative sales centers, duplicative distribution centers, manufacturing facility closings and severance costs associated with the elimination of overlapping positions. The majority of the charge is related to lease commitments extending beyond 1996.

10. UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

    The following unaudited pro forma consolidated statement of operations for the third quarter 1996 reflects the effect of adjustments to the unaudited historical consolidated statement of operations of the Company necessary to give pro forma effect to the Refinancing. The unaudited pro forma statement of operations reflects the Refinancing (including the Offering and the Private Placement) as if it took place at the beginning of the third quarter and therefore adds back the interest expense savings that would have been realized from the beginning of the quarter rather than the actual transaction date in August. It also excludes the extraordinary charge reflected in the unaudited historical consolidated statement of operations for loss on early extinguishment of debt.


    Management believes the assumptions used provide a reasonable basis on which to present the pro forma financial data. The unaudited pro forma consolidated statement of operations are provided for informational purposes only and should not be construed to be indicative of the Company's statement of operations had the Refinancing taken place at the beginning of the third quarter, and are not intended to project the Company's statement of operations or its financial position for any future period or any future date.

    The following Unaudited Pro Forma Consolidated statement of operations should be read in conjunction with the Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                          DAL-TILE INTERNATIONAL INC.
       NOTES TO CONDENSED CONSOLIDATED F1NANCIAL STATEMENTS (continued)

           UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                            (AMOUNTS IN THOUSANDS)

                                                                                     Pro Forma
                                                                     Historical     Adjustments     Pro Forma
                                                                     ----------     -----------     ---------
Net sales                                                            $  184,386           --         $184,386
Cost of goods sold                                                       93,784           --           93,784
                                                                     -----------    -----------     ----------
Gross Profit                                                             90,602           --           90,602
Expenses:
  Transportation                                                         12,859           --           12,859
  Selling, general and administrative                                    45,270           --           45,270
  Provisions for merge integration charge                                   -              --
  Amortization of intangibles                                             1,401           --            1,401
                                                                     -----------    -----------     ----------
Total expenses                                                           59,530           --           59,530
                                                                     -----------    -----------     ----------
Operating income                                                         31,072           --           31,072
Interest expense                                                         10,817         (2,516)(a)      8,301
Interest income                                                             397           --              397
Other expense (income)                                                      352                           352
                                                                     -----------    -----------     ----------
Income before income taxes and extraordinary item                        20,300          2,516         22,816
Income tax provision                                                      7,125            883 (b)      8,008
                                                                     -----------    -----------     ----------
Income before extraordinary item                                         13,175          1,633         14,808

Extraordinary item-loss on early
  retirement of debt, net of taxes                                      (29,072)        29,072 (c)
                                                                     -----------    -----------     ----------

Net income (loss)                                                      ($15,897)       $30,705        $14,808
                                                                     ===========    ===========     ==========

Income before extraordinary
  item per common share                                                   $0.26                         $0.27 (d)

Extraordinary item                                                        (0.57)
                                                                     -----------                    ----------

Net income (loss) per common share                                       ($0.31)                        $0.27
                                                                     ===========                    ==========

Average outstanding common and
equivalent shares                                                        51,270                        55,231
                                                                     ===========                    ==========

(a) To reduce interest expense as if the refinancing of substantially all of the Company's existing debt had taken place at the beginning of the third quarter. The computation reflects interest savings resulting from the new credit agreement and reduced indebtedness from application of initial public offering proceeds and other refinancing transactions.

(b) Represents estimated pro forma net impact to tax expense resulting from the pro forma adjustments.

(c) To eliminate the one time extraordinary charge for loss on early extinguishment of debt pertaining to debt repaid under the refinancing transactions.

(d) Pro forma earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period, assuming the shares from the initial public offering were outstanding for the full period presented.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the results of operations for the three and nine months ended September 30, 1996 compared with the three and nine months ended September 30, 1995 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). The Company's operating results for the three and nine months ended September 30, 1996 reflect the results of operations of American Olean Tile Company, Inc. ("AO") and certain related assets of the ceramic tile business of Armstrong World Industries, Inc. ("AWI"). AO and such related assets were acquired (the "AO Acquisition") by the Company from AWI on December 29, 1995. Because the Company's results for the three and nine months ended September 30, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable to the 1996 results.

On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $28.2 million in cash (after giving effect to a post-closing adjustment) to the Company. The AO Acquisition was accounted for under the purchase method of accounting.

In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the issued and outstanding capital stock of the Company as of December 31, 1995. The fair value of the net assets acquired was approximately $134.2.

As a result of the AO Acquisition, the 1996 results include the results of operations of AO. After the consummation of the AO Acquisition, management began to execute the Company's merger integration plan. In connection with the integration plan, the Company consolidated 46 duplicative sales service centers, restructured and consolidated its sales force, closed certain manufacturing facilities and is in the process of consolidating its distribution system. In addition, most general and administrative functions have been consolidated. Consequently, the reported results of operations for the Company for the three and nine months ended September 30, 1996 are not directly comparable to the reported results of operations for the Company for the three and nine months ended September 30, 1995.

During the third quarter the Company completed an initial public offering (the "Offering") of its common stock and a concurrent private placement of its common stock to a subsidiary of AWI (the "Private Placement") at a per share price equal to the Offering. The Offering of 7,316,343 shares of common stock, including the underwriter over allotment, raised $102.4 million of gross proceeds with net proceeds, after underwriter commission and expenses, amounting to $92.6 million. The Private Placement of 714,286 shares of common stock raised $10.0 million of proceeds with total net proceeds from the Offering and Private Placement amounting to $102.6 million. In connection with the Offering and Private Placement, the Company effected a recapitilization of its capital stock. Pursuant to a common stock conversion, all of the classes of the Company's previously outstanding common stock were converted into 45,404,472 shares of a single class of common stock. Concurrently with the Offering the Company entered into a new bank credit agreement (the "New Bank Credit Agreement") which along with the proceeds from the Offering and Private Placement were used to repay substantially all of the Company's debt (collectively, the "Refinancing").

Net Sales

Net sales for the third quarter increased from $118.0 million in 1995 to $184.4 million in 1996, an increase of $66.4 million or 56.2%. Net sales for the nine months ended September 30, 1996 increased to $535.9 million from $353.9 million for the nine months ended September 30, 1995, an increase of $182.0 million or 51.4%. The increase in net sales for both the three and nine months ended September 30, 1996 as compared with the same periods in 1995 was due principally to the inclusion of AO's operations in 1996 and increased shipments to home center retailers and independent distributors. These increases have been partially offset by the consolidation of 46 duplicative sales centers.

Gross Profit

Gross profit increased $28.0 million, or 44.7%, to $90.6 million in the third quarter of 1996 from $62.6 million in the third quarter of 1995. For the nine months ended September 30, 1996 gross profit increased from $185.2 million to $258.7 million, an increase of $73.5 million or 39.7%. The increase in gross profit is principally the result of the increase in net sales.

Gross margin decreased in the third quarter of 1996 to 49.1% from 53.0% in the third quarter of 1995 and decreased for the nine months ended September 30, 1996 to 48.3% from 52.3% for the comparable period in 1995. The decrease in gross margin for the third quarter is principally due to the increased presence in the independent distributor channel as a result of the AO Acquisition and increased sales to home centers. Sales through these channels carry lower gross margins than sales made through the Company's sales centers, but due to lower operating expense levels, comparable operating margins are achieved. The decrease for the nine months ended September 30, 1996 is attributable to increased sales to the independent distributor and home center channels as well as the higher cost production facilities acquired as part of the AO Acquisition. These facilities were closed in March 1996 and production shifted to lower cost manufacturing plants.

Expenses

Expenses increased to $59.5 million in the third quarter of 1996 from $42.1 million in the third quarter of 1995 and increased to $191.4 million for the nine months ended September 30, 1996 from $128.8 million for the nine months ended September 30, 1995. The increase in expenses is primarily due to the inclusion of AO's operations. In addition, results for the first quarter of 1996 include $9.0 million of non-recurring merger integration charges, contributing to the increase for the nine months ended September 30, 1996. Expenses as a percent of sales decreased from 35.7% in the third quarter of 1995 to 32.3% in the third quarter of 1996 and decreased from 36.4% for the nine months ended September 30, 1995 to 35.7% for the comparable period in 1996.

Excluding non-recurring merger integration charges, expenses for the nine months ended September 30, 1996 decreased to 34.0% of sales as compared to 36.4% for the comparable period in 1995. The decrease in expenses as a percent of sales for the third quarter of 1996 and the nine months ended September 30, 1996 (excluding merger integration charges) as compared to the same periods in 1995, respectively, are due to consolidation savings achieved by integrating sales forces, closing duplicative sales centers and consolidating administrative functions. Additionally, sales made to independent distributors require lower operating expense levels which offset the lower gross margins generated through this distribution channel. These savings were offset in part by increased advertising and sample costs to increase brand name recognition and increased information systems costs for integration to one system.

Merger Integration Charges

In the first quarter of 1996, the Company recorded a pre-tax non-recurring merger integration charge of $9.0 million for the closing of duplicative sales centers, consolidation of the Company's distribution system, manufacturing facility closings and severance costs associated with the elimination of overlapping positions. The majority of the charge is related to lease commitments extending beyond 1996.

Operating Income

Operating income increased to $31.1 million in the third quarter of 1996 from $20.5 million in the third quarter of 1995 and increased to $67.2 million for the nine months ended September 30, 1996 from $56.5 million for the nine months ended September 30, 1995. Operating income (excluding merger integration charges) increased to $76.2 million for the nine months ended September 30, 1996 from $56.5 million for the comparable period in 1995. Operating income for both the three months and nine months ended September 30, 1996 increased as a result of the AO Acquisition and related cost savings.

Net Interest Expense

Net interest expense decreased to $10.4 million in the third quarter of 1996 from $13.7 million in the third quarter of 1995 and decreased to $36.7 million for the nine months ended September 30, 1996 from $40.1 for the comparable period in 1995. Net interest expense has decreased due to reduced debt levels as a result of the third quarter Offering and Private Placement whose proceeds were used to reduce debt. Net interest expense has also decreased as a result of lower borrowing rates from the Refinancing.

Income Taxes

The income tax provision reflects effective tax rates of 35% and 11% for the three months ended September 30, 1996 and 1995 and 34% and 38% for the nine months ended September 30, 1996 and 1995, respectively.

Income before Extraordinary Item

Income before extraordinary item increased to $13.2 million in the third quarter of 1996 from $6.2 million in the third quarter of 1995 and increased to $19.0 million for the nine months ended September 30, 1996 from $11.5 million for the nine months ended September 30, 1995. Excluding non-recurring merger integration charges, income before extraordinary item increased to $24.8 million for the nine months ended September 30, 1996 from $11.5 million for the comparable period in 1995. The increase in income before extraordinary item (excluding merger integration charges) is due to the increase in operating income and decrease in net interest expense offset in part by transaction gain reductions in 1996 as a result of a stable peso during the first six months of 1996. The $7.0 million increase in income before extraordinary item for the third quarter of 1996 as compared to 1995 was also offset in part by the higher effective tax rate in 1996.

Extraordinary Item

In connection with the refinancing and early extinguishment of debt, the Company recorded an extraordinary charge of $44.8 million ($29.1 million, net of tax) for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and a termination fee in connection with the termination of the Company's management agreement with AEA Investors Inc. (the "Termination Fee"). AEA Investors Inc. is the manager of DTI Investors LLC, which is a significant stockholder of the Company.

Net Income (Loss)

As a result of the extraordinary charge, the Company reported a net loss of $15.9 million in the third quarter of 1996 as compared to net income of $6.2 million in the third quarter of 1995. For the nine months ended September 30, 1996 net loss was $10.0 million, as a result of the extraordinary charge and the first quarter non-recurring merger integration charge, and net income for the nine months ended September 30, 1995 was $11.5 million. Excluding non-recurring merger integration charges and the third quarter extraordinary item, net income for the nine months ended September 30, 1996 would have been $24.8 million as compared to net income for the comparable period in 1995 of $11.5 million.

Pro-forma Net Income

Pro-forma net income for the third quarter excludes the one time charge for early retirement of debt, adds back the interest expense savings that would have been realized had the Company completed its refinancing at the beginning of the quarter rather than in late August and increases the average number of shares outstanding to reflect the issuance of additional shares in the Company's initial public offering. On a pro-forma basis net income increased to $14.8 million for the third quarter of 1996 from $6.2 million in the third quarter of 1995 as a result of the interest expense savings.

Liquidity and Capital Resources

Cash flow from operations and funds available under the Company's revolving credit facility continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures, expansion and debt service.

Cash used in operating activities was $33.1 million for the nine months ended September 30, 1996 and cash provided by operating activities was $3.2 million for the same period in 1995. Cash was used in the nine months ended September 30, 1996 to fund several areas of working capital. Increases in trade accounts receivable resulted from increased sales volume in the last half of the quarter and extended terms granted to new distributors. Inventory increased due to receipts of imported product not yet distributed to sales centers. Cash was also used to fund payments of trade accounts payable as a result of the timing of payment to vendors and to pay accrued interest in connection with the Refinancing.

Expenditures for property, plant and equipment were $27.8 million for the nine months ended September 30, 1996. The expenditures were used to fund expansion of the floor and mosaic production lines in Monterey, Mexico, purchase a floor tile plant in Mt. Gilead, North Carolina for $3.5 million, routine capital improvements and integration of the Company's and AO's management information systems. During 1997 the Company plans to spend approximately $60.0 million to expand its manufacturing capacity, improve manufacturing efficiencies, continue integration of management information systems, leasehold improvements for new sales centers, expansion of a regional distribution center, and routine capital improvements. As of September 30, 1996 the company had entered into commitments of approximately $8.0 million for these expansion plans.

During the third quarter, the Company completed the Refinancing as discussed above. The Refinancing provides the Company with financial and operating flexibility to extend the amortization of its indebtedness and to significantly reduce its interest expense.

In connection with the Refinancing, the Company paid $27.6 million out of the cash proceeds from the AO Acquisition to redeem $32.6 million aggregate principal amount at maturity ($26.0 million aggregate accreted value at the Redemption Date) of the Zero Coupon Notes at a redemption price of 106% of their accreted value on the Redemption Date.

The Company used the net proceeds of the Refinancing: (i) to repay substantially all of its outstanding Zero Coupon Notes at a tender price of approximately 110% of their accreted value, the Company having previously called for redemption approximately 25% of its then outstanding Zero Coupon Notes; (ii) to repay in full outstanding borrowings by Dal-Tile's wholly owned subsidiary, Dal-Tile Group Inc., under the previous bank credit agreement (the "Previous Bank Credit Agreement"); (iii) to repay $176.0 million of its Series A Notes and $100 million of its Series B Notes; and (iv) to pay accrued interest and prepayment premiums on certain debt to be repaid, the Termination Fee and fees and expenses associated with the Refinancing.

In connection with its tender for substantially all of its Zero Coupon Notes, not otherwise called for redemption, the Company solicited sufficient consents to amend the indenture pursuant to which the Zero Coupon Notes were issued. Among other things such amendments eliminated substantially all of the restrictive covenants in such indenture and terminated the pledge agreement pursuant to which all of the outstanding stock of Dal-Tile Group Inc. had been pledged.

In connection with the Refinancing, the Company recorded an extraordinary charge of $44.8 million ($29.1 million net of tax), for the prepayment premiums on certain debt repaid, write off of existing deferred financing fees and the Termination Fee.

Cash used in financing activities was $7.7 million for the nine months ended September 30, 1996, which reflects borrowings under the Company's Previous Bank Credit Agreement to repay $44.0 million in principal under its Series A Notes and $17.0 million in semi-annual interest on the Series A Notes and Series B Notes. Cash was provided by the Offering and Private Placement and borrowings under the New Bank Credit Agreement which were used to repay substantially all of the Company's debt and fees and expenses associated with the Refinancing.

The New Bank Credit Agreement includes a term loan of $275.0 million and a revolving credit facility of $250.0 million. The Company will be required to make quarterly amortization payments on the term loan commencing March 1, 1997 through December 31, 2002 at various scheduled amounts. Borrowings under the revolving credit facility are payable in full on December 31, 2002. Borrowings under the New Bank Credit Agreement bear interest at variable rates based on Eurodollar rates or prime rate and are secured by the capital stock of each Material Subsidiary (as defined in the agreement). Under the New Bank Credit Agreement the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at September 30, 1996. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

The Company believes that existing cash balances and cash flow from operating activities together with borrowings available under the New Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements, expansion plans and debt service requirements of the Company in the foreseeable future. Additional availability under the revolving credit facility was $81.0 million at September 30, 1996.

The Company estimates total cash AO merger integration costs for 1996 of approximately $22.1 million pertaining to severance, lease commitments and shut down costs for manufacturing, distribution and corporate facility consolidations, as well as elimination of duplicate and overlapping positions. Of this amount, the Company incurred cash costs for the nine months ended September 30, 1996 of $18.1 million.

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

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AO Acquisition and prior to January 9, 1990 (when AEA Investors Inc., a privately held corporation headquartered in New York, arranged for Dal-Tile International Inc. to acquire all of the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition")). The Company maintains a reserve for remediation relating to environmental conditions and activities existing prior to the AEA Acquisition, and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and conditions of AWI's indemnification obligations under the Stock Purchase Agreement dated as of December 21, 1995, by and among the Company, Armstrong Enterprises, Inc., Armstrong Cork Finance Corporation and AWI, any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.

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

Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the nine months ended September 30, 1996 and 1995. Approximately 80% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the third quarter 1996 and nine months ended September 30, 1996 operating results, however, the future impact is uncertain at this time.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          A consent in writing of stockholders of the Registrant, dated as of July 17, 1996, was signed on behalf of all of the stockholders entitled to vote thereon, whereby the stockholders approved the Agreement and Plan of Merger by and among the Registrant, DTI Investors LLC and DTI Merger Company, providing for the merger of DTI Merger Company with and into the Registrant, with the Registrant surviving.

          A consent in writing of stockholders of the Registrant, dated as of August 14, 1996 was signed on behalf of all of the stockholders entitled to vote thereon, whereby the stockholders approved the Second Amended and Restated Certificate of Incorporation of the Registrant.

Item 5.   Other Information

          Cautionary Statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, uncertainties relating to the realization of benefits expected from the integration of AO's operations, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties, and environmental laws and other regulations.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------


     2.1 Agreement and Plan of Merger, among Dal-Tile International Inc. DTI Investors LLC and DTI Merger Company, dated as of August 7, 1996.

     3.1 Second Amended and Restated Certificate of Incorporation of the Registrant.

     3.2      Amended and Restated By-laws of the Registrant. (Filed as Exhibit
              3.2 to the Registrant's Registration Statement of Form S-1 No. 333-5069 and incorporated herein by reference).

     10.1 Credit and Guarantee Agreement, dated August 14, 1996 among Dal-Tile International Inc., Dal-Tile Group Inc., the several banks, financial institutions and other entities from time to time party thereto, Credit Suisse as Documentation Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and the Chase Manhattan Bank as Administrative Agent.

     10.2 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V.

     10.3 Pledge Agreement dated as of August 14, 1996, made by Dal-Tile International Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Group Inc.

     10.4 Pledge Agreement dated as of August 14, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Corporation.

     27      Financial Data Schedule


(b)  Reports on Form 8-K.
     --------------------

  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DAL-TILE INTERNATIONAL INC.
                              ---------------------------
                              (Registrant)



Date:
November 7, 1996                        /s/  CARLOS E. SALA
----------------                  -------------------------------------
                                  Carlos E. Sala
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer