Form 10-K405
period 1997-01-03
DAL TILE INTERNATIONAL INC
filed 1997-04-02
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 3, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         COMMISSION FILE NUMBER 33-64140
                                               ----------------
                           DAL-TILE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        13-3548809
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        7834 HAWN FREEWAY
        DALLAS, TEXAS                                   75217
        (Address of principal executive offices)        (Zip Code)

                                 (214) 398-1411
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
             -------------------                     -------------------

         Common Stock, $.01 par value              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

        As of March 25, 1997, there were 53,435,101 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 25, 1997, was $148,767,728 (based on the closing sale price of the Common Stock on March 25, 1997). This calculation does not reflect a determination that persons are affiliates for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                        PART OF FORM 10-K
                   DOCUMENT                          INTO WHICH INCORPORATED
                   --------                          -----------------------

   Proxy Statement for 1997 Annual Meeting                   Part III
               of Stockholders

                           DAL-TILE INTERNATIONAL INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Business.......................................................    1

Item 2.  Properties.....................................................   11

Item 3.  Legal Proceedings..............................................   13

Item 4.  Submission of Matters to a Vote of Security Holders............   13

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters............................................   14

Item 6.  Selected Financial Data........................................   16

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   17

Item 8.  Financial Sttements and Supplementary Data.....................   28

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.........................   28

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............   29

Item 11. Executive Compensation.........................................   32

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.....................................................   33

Item 13. Certain Relationships and Related Transactions.................   33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.......................................................   34

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Dal-Tile International Inc., a Delaware corporation formed in 1987 (the "Registrant"), believes that it is the largest manufacturer, distributor and marketer of ceramic tile in North America, and one of the largest in the world. Unless the context otherwise requires, references herein to the "Company" and "Dal-Tile" shall refer to the Registrant and its consolidated subsidiaries. The Registrant is a holding company and conducts all its operations through its subsidiaries. References herein to the fiscal year 1996 refer to the fiscal year ended January 3, 1997.

        The Company currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of wall, floor and mosaic tile. The Company operates with a significant level of vertical integration, combining what it believes to be North America's largest volume distribution system with modern manufacturing facilities. At its manufacturing facilities in the United States and Mexico, Dal-Tile produces a wide variety of tile products. The Company offers a full range of tile and stone products, as well as installation materials and tools designed to appeal to a broad range of customers for both residential and commercial applications (new construction as well as remodeling). The Company's products are sold through its network of approximately 222 Company-operated sales centers to tile contractors, architects, design professionals, builders, developers and individual consumers. The Company is also a significant supplier to the do-it-yourself and buy-it-yourself market by supplying home center retailers, such as The Home Depot, Lowe's, Menards and Payless Cashways, as well as flooring dealers. As a result of the AO Acquisition, the Company has expanded its presence in all tile applications through sales centers, home center retailers and a network of independent distributors. The Company's manufactured products are marketed under the names Daltile/TM/, American Olean/R/ and Homesource/TM/. In addition, the Company resells other manufacturers' products under the respective manufacturers' trade names.

        The Company commenced operations in 1947 as the Dallas Ceramic Company and established its first wall tile manufacturing facility and corporate headquarters in Dallas, Texas. On January 9, 1990, AEA Investors Inc., a privately held corporation headquartered in New York ("AEA Investors"), arranged for Dal-Tile to acquire (the "AEA Acquisition") all the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets.

     On December 29, 1995, the Company acquired American Olean Tile Company, Inc. ("AO") and certain related assets of the ceramic tile business (the "AO Acquisition") of Armstrong World Industries, Inc. ("AWI").

DISTRIBUTION, SALES AND MARKETING

        The Company distributes its products through three separate distribution channels consisting of (i) Company-operated sales centers, (ii) independent distributors, and (iii) home center retailers. The Company has organized its business into three strategic business units to address the specific customer needs of each distribution channel. Each strategic business unit is supported by a dedicated sales force.

        The Company has a network of regional distribution centers located strategically throughout the United States in order to improve customer service in each distribution channel through shorter lead times, increased order fill rates and improved on-time deliveries to its customers. In addition, the regional distribution centers enhance the Company's ability to plan and schedule production and to manage its inventory requirements.

        COMPANY-OPERATED SALES CENTERS

        The Company primarily distributes its Daltile brand products through its network of approximately 218 (excluding four sales centers which distribute the American Olean brand) Company-operated sales centers in North America in 44 states, serving customers in all 50 states. For the fiscal year ended January 3, 1997, approximately 72% of the Company's net sales were made through its Company-operated sales center distribution system in the United States and Canada.

        In addition to sales center staff, this distribution channel is supported by a dedicated sales force of over 100 people. The Company's Daltile brand also has a dedicated group of over 40 sales representatives for the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

        The Company has designed each sales center to serve as a "one-stop" source that provides its customers with one of the ceramic tile industry's broadest product lines--a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed mosaic tile, porcelain tile, quarry tile and stone products, as well as installation materials and tools ("allied products"). In addition to products manufactured by the Company, the sales centers carry a selection of purchased products to provide customers with a broader product line. The sales centers generally range in size from 4,000 to 30,000 square feet, with a typical center occupying approximately 12,000 square feet. The sales centers consist of a showroom dedicated to displaying the Company's product offerings together with office space and a warehouse in which inventory is stocked. Sales center displays and inventories are designed to reflect local consumer preferences. The Company's sales centers generally are located in light industrial areas rather than retail areas and generally occupy moderately priced leased space under short-to medium-term leases.

        The Company has expanded its sales center distribution system from 155 sales centers in 1991 to approximately 218 sales centers. Beginning in 1997, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, the Company closes centers in locations where economic and competitive conditions have changed.

        INDEPENDENT DISTRIBUTORS

        As a result of the AO Acquisition, the Company significantly expanded its presence in the independent distributor channel. The Company believes that this channel represents approximately one-half of the ceramic tile industry's unit volume sales in the United States. The Company has a dedicated business unit, which includes 10 regional sales managers, to serve the particular requirements of this channel. The Company currently distributes the American Olean brand through approximately 170 independent distributor locations who service retail outlets as well as through four Company-operated sales centers. The Company's strategy is to increase its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

        Sales within Mexico are made primarily through a network of independent retailers who are principally supplied by the Company's Monterrey, Mexico manufacturing facility.

        HOME CENTER RETAILERS

        The Company also believes that it is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets by supplying home center retailers, such as The Home Depot, Lowe's, Menards and Payless Cashways, serving more than 1,000 home center retail outlets nationwide. The home center retailer channel has provided the Company with new sources of sales over the past five years and is expected to continue presenting significant growth opportunities for the Company.

ESTABLISHED BRANDS AND SPECIAL MARKETING PROGRAMS

        The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry--Daltile and American Olean--and established in 1996 the new Homesource brand name. The roots of the Daltile and American Olean brand names date back approximately 50 years and 75 years, respectively.

        The Company-operated sales centers distribute the Daltile brand, which was repositioned in the marketplace in 1996. This repositioning included the introduction of an updated product array, a new logo, new sampling materials and a fully integrated marketing program, all emphasizing a new focus on fashion. The product offering was streamlined based on the Company's assessment of the needs of professional installers, designers, architects and builders, as well as a review of competitive product offerings. The marketing program includes advertising to targeted customer segments, public relations support, merchandising (displays/sample boards, chip chests), literature/catalogs and an Internet website.

        The American Olean brand consists of a full product offering and is distributed primarily through independent distributors. The brand is supported by a fully integrated marketing program, including trade publication advertising, consumer advertising, public relations efforts, cooperative advertising programs for dealers and distributors, displays, merchandising (sample boards, chip chests), and literature/catalogs.

        In addition to distributing the Daltile and American Olean brands, home center retailers distribute a home center brand--Homesource. The Homesource brand includes a targeted product offering, customized point of sale displays and merchandising, cooperative advertising support, literature/catalogs and sampling materials.

        The Company also has special marketing programs with Kohler/R/ for bathroom and kitchen fixture color coordination and Laura AshleyAE for home furnishing accessories coordination. Through such programs, the Company develops ceramic tile products and merchandising programs to complement these other product lines.

PRODUCTS AND PRODUCT DEVELOPMENT

        Dal-Tile manufactures and sells different types of tiles in various sizes and styles for commercial and residential use, as well as related trim and angle pieces. The Company also sells stone and quarry-related products and allied products purchased from third-party manufacturers. Management believes that "one-stop shopping," which requires a full product line at its Dal-Tile operated sales centers, is an important competitive advantage in servicing its core customers, especially tile contractors.

        For the fiscal year ended January 3, 1997, approximately 71% of the Company's net sales were Company-manufactured products, with the remainder being provided by other domestic manufacturers, as well as foreign manufacturers, located principally in Italy, Spain, Mexico and Japan. The Company intends to increase the amount of Company-manufactured products as a percentage of net sales.

        The Company believes that, due to technological innovations, the U.S. ceramic tile industry is increasing its fashion orientation, particularly in tiles used in flooring applications. The Company has developed capabilities to produce fashionable and innovative tile products and to simulate natural products such as stone, marble and wood. In order to capitalize on the increased demand for, and higher margins available from, fashion-oriented tile products, the Company has (i) increased the number of new tile product introductions, (ii) focused on shortening product introduction cycle time, (iii) expanded its relationships with leading glaze and raw material manufacturers, (iv) focused on consumer preferences to deliver products consistent with current design trends, and (v) increased its investment in research and development to further develop new products and manufacturing capabilities.

CUSTOMERS

        The Company's core customers consist of large and small tile contractors, architects, design professionals, builders, developers, and independent distributors and flooring dealers. The Company also sells to the do-it-yourself and buy-it-yourself market through relationships with home center retailers, such as The Home Depot, Lowe's, Menards and Payless Cashways, and is a significant supplier to this channel. The Company has a broad and diversified customer base, consisting of more than 30,000 active accounts in the United States.

        The Company also has sales to over 250 national accounts, including recognized national restaurant chains, such as McDonald's, Wendy's, Taco Bell and Denny's, and other national chain stores, such as Barnes & Noble book stores, Wal Mart stores, and Exxon service stations.

        The Company does not rely on any one customer or group of customers for a material amount of its net sales. The Company's largest customer for the fiscal year ended January 3, 1997 accounted for less than 10% of net sales, and the Company's ten largest customers accounted for approximately 17% of net sales in such period.

MANUFACTURING

        The Company operates 11 manufacturing facilities with an aggregate annual manufacturing capacity of 343 million square feet. Since 1991, the Company has invested approximately $130 million in capital expenditures, including approximately $85 million in new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Manufacturing capacity has expanded from 203 million square feet in 1991 to 343 million square feet currently. As a result of the AO Acquisition, the Company also has a 49.99% interest in Recumbrimientos Interceramic, S.A. de C.V. ("RISA"), a Mexican joint venture with Interceramic, a leading Mexican manufacturer, which, pursuant to contractual arrangements, will supply the Company, at the Company's option, with up to 25 million additional square feet of floor tile annually. In the third quarter of the fiscal year ended January 3, 1997, the Company acquired a floor tile facility with an annual manufacturing capacity of approximately 10 million square feet in Mt. Gilead, North Carolina.

        The Company's largest and lowest cost manufacturing facility, which represents approximately 45% of the Company's annual manufacturing capacity, is located in Monterrey, Mexico. The Company's state-of-the-art wall tile facility in El Paso, Texas started production in 1996 with annual production capacity of 22 million square feet. The Company believes that its manufacturing organization also offers additional competitive advantages for the Company due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and in its ability to utilize the industry's newest technology. The Company's manufacturing strategy is to maximize production at its lowest cost manufacturing facilities, continue ongoing improvements by implementing demonstrated best practices, seek opportunities to specialize its factories by product line and continue to invest in manufacturing technology to lower its costs, develop new capabilities and expand capacity.

        The following table summarizes the products currently manufactured at the Company's facilities:

            FACILITY                       PRODUCT TYPE
            --------                       ------------

Fayette, AL ............................   Unglazed quarry tile
Lewisport, KY ..........................   Unglazed quarry tile
Monterrey, Mexico ......................   Glazed wall tile; glazed floor tile;
                                           glazed mosaic tile
Mt. Gilead, NC .........................   Glazed floor tile
Olean, NY ..............................   Unglazed mosaic tile
Gettysburg, PA .........................   Glazed and unglazed mosaic tile
Jackson, TN ............................   Glazed and unglazed mosaic tile
Conroe, TX .............................   Glazed floor tile
Dallas, TX .............................   Glazed wall tile
El Paso, TX ............................   Glazed wall tile

Coleman, TX ............................   Unglazed quarry tile


        While certain of the manufacturing facilities are described above as producing either "floor" or "wall" tile, tile consumers employ all sizes and varieties of tile products in all types of applications. The references to "floor" and "wall" serve to identify the most common application for the size and variety of tile in question.

        The Company commenced operations in Mexico at its Monterrey facility in 1955 and, since then, has been manufacturing products at this facility for U.S. and Mexican consumption. Throughout its history, the Monterrey facility has produced ceramic tiles which meet U.S. quality standards as defined by the American National Standards Institute. The Monterrey location contains five distinct manufacturing facilities, three of which produce ceramic tile, one of which produces frit (ground glass) and one of which produces refractories.

        As a result of the AO Acquisition, the Company has evaluated all of its manufacturing facilities and consolidated its manufacturing network. The Company consolidated its wall tile production at the end of the first quarter of the fiscal year ended January 3, 1997 by closing its Lansdale and Jackson wall tile facilities. In addition, the Company consolidated a portion of its mosaic tile production in late 1996.

RAW MATERIALS

        The Company manufactures (i) wall tile primarily from talc and clay,
(ii) floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay, (iii) unglazed ceramic mosaic tile primarily from pure nepheline syenite and clay, and (iv) unglazed quarry tile from clay.

        The Company owns long-term talc mining rights in Texas which satisfy nearly all of the Company's talc requirements. Talc represents the Company's largest tonnage raw material requirements. The Company owns long-term clay mining rights in Kentucky which satisfy nearly all of the Company's clay requirements for producing unglazed quarry tile.

        The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. Management believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources.

        The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company; however, management believes that there is an adequate supply of impure nepheline syenite which can be obtained from other sources. The Company purchases pure nepheline syenite from Unimin Corporation, which is the only major supplier of this raw material in North America. Management believes that if there were a supply interruption of pure nepheline syenite, the Company could use feldspar in its production of mosaic tile, which can be purchased from a number of sources at comparable cost.

        The Company uses glazes on a significant percentage of its manufactured tile. Glazes consist of a mixture of frit (ground glass), zircon, stains and other materials, with frit representing the largest ingredient. The Company manufactures approximately 64% of its frit requirements.

        The Company reviews its sources of raw materials periodically and may eliminate or reduce the use of certain raw materials based on the cost and chemical composition of alternative sources.

MANAGEMENT INFORMATION SYSTEMS

        As a result of the AO Acquisition, the Company is in the process of combining two management information systems into one fully integrated information system. This process of converting the combined companies to a common system has proven to be more complex and time consuming than initially projected. As a result, the Company is behind schedule in completing the integration. Until the integration is completed, the Company expects to experience higher operating expenses, as well as service level impairment in the Company-operated sales centers. To facilitate the integration of the two systems, the Company has engaged a leading consulting firm to assist in its systems implementation. In addition, the Company recently hired a new Chief Information Officer to lead its information systems group. The fully integrated information system will encompass purchasing, manufacturing, distribution, sales and finance. The integration is anticipated to be completed in the second half of 1997.

COMPETITION

        Sales of the Company's products are made in a highly competitive marketplace. The Company estimates that over 100 tile manufacturers, more than half of which are based outside of the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes that it is the largest manufacturer, distributor and marketer of ceramic tile in North America, and one of the largest in the world. In addition to competition from domestic and foreign tile manufacturers, the Company encounters competition from manufacturers of products which serve as an alternative to tile. Certain of the Company's domestic competitors are subsidiaries of publicly held companies that may have greater resources than the Company. Competition in the tile industry is based on price, customer service, quality and design. The Company believes that it has a favorable competitive position as a result of its extensive North American distribution system and manufacturing capacity, together with its vertically integrated operations. In the fiscal year ended January 3, 1997, approximately 54% of ceramic tile sales (by unit volume) in the United States consisted of imports, including the approximately 8% of ceramic tile sold in the United States that was manufactured by the Company in Mexico. In general, the proportion of U.S. ceramic tile sales attributable to imports has increased in recent years. Consequently, changes in exchange rates could affect the Company's competitive position with respect to foreign competitors.

        The Company's products compete with numerous other wall and floor coverings for residential and commercial uses. Among such floor coverings are carpet, wood flooring, resilient flooring and stone products (such as marble, granite, slate and limestone tile). Among such wall coverings are paint, wallpaper, porcelain, laminates and wood paneling. Ceramic tile products compete effectively as to price with carpeting, wood flooring and vinyl flooring, and are generally cheaper than natural stone products. Although the cost of installation of ceramic tile is higher than the cost of installation of carpet, wood flooring and some wall coverings, it is generally believed that ceramic tile has a lower cost over its useful life, primarily due to ceramic tile's durability.

EMPLOYEES

        At January 3, 1997, the Company employed approximately 7,600 persons. At January 3, 1997, approximately 2,900 of the Company employees were employed by its Mexican subsidiaries. Approximately 7% of the Company's employees in the United States are represented by unions. Approximately 88% of the Company's employees in Mexico are represented by a union under a collective bargaining agreement, which expires in 1998. The Company has not experienced a significant work stoppage in Mexico in over 16 years and experienced only one brief work stoppage in the United States over the past 16 years. The Company believes that relations with its employees are good.

TRADEMARKS

        The Company owns rights to certain material trademarks and trade names, including Daltile, American Olean, Homesource and Dal-Monte/TM/, which are used in the marketing of its products. The Company believes that breadth of product line, customer service and price are important in tile selection and that the trademarks and trade names themselves are important as source identifiers that help differentiate Company product lines from those of competitors.

ENVIRONMENTAL REGULATION

        The Company is subject to various U.S. federal, state, local and foreign environmental laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the remediation of contamination associated with such disposal. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. A number of the Company's facilities have conducted tile manufacturing operations for many years and have used lead compounds and other hazardous materials in its glazing operations. The Company's facilities located in the United States have discontinued the use of lead compounds in glaze materials. The Texas environmental proceedings discussed below arose principally in connection with the Company's disposal of waste materials containing lead compounds prior to the AEA Acquisition. The Company also is involved in the remediation of historic contamination at certain of its other present and former facilities, as well as at other locations in the United States.

        The Company is involved in environmental remediation programs with respect to two sites near its Dallas facility, which are proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In March 1991, the Company and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating to past waste disposal activities conducted prior to the AEA Acquisition. The 1991 Order related principally to the disposal by the Company of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County during a period from 1980 to 1987, and the disposal of miscellaneous solid wastes that were contaminated by lead compounds at a Company-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County from 1986 to May of 1990. Pursuant to the 1991 Order, the Company paid a non-deferred assessed penalty of $350,000 and contributed another $350,000 to a fund dedicated to environmental enhancement activities in Dallas County. An additional $300,000 of assessed penalties under the 1991 Order has been deferred pending the timely and satisfactory completion of the technical requirements in the 1991 Order. The Company's closure plan for Elam was approved by the TNRCC, remediation and other activities associated with the closure has been completed and a closure certificate is currently being prepared for submission to the TNRCC. To date, the Company has incurred costs of approximately $3,000,000 in connection with the closure. The Company expects to recover at least 50% of such costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. Pleasant Run has been remediated in accordance with a TNRCC-approved closure plan. In 1993 and 1994, the Company settled tort actions alleging personal injury and property damage filed on behalf of certain residents and owners of property near Elam and Pleasant Run for an aggregate amount of approximately $1.4 million.

        The remediation described above followed a related criminal investigation which led to the indictments and, in 1993, the convictions of a former owner and a former senior executive officer of the Company on federal charges of violating environmental laws. The U.S. Attorney's Office for the Northern District of Texas (the "U.S. Attorney's Office"), which obtained the indictments, informed the Company in writing on April 22, 1992 that, based on information in the possession of the U.S. Attorney's Office, it had decided not to prosecute the Company for violations of environmental criminal statutes.

        The Company is involved in an environmental remediation program with respect to the disposal of hazardous wastes prior to the AEA Acquisition at a third site near its Dallas facility. In October 1994, the Company, Master-Halco, Inc. (a manufacturing company not affiliated with the Company), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, the alleged disposal of waste materials containing lead compounds generated by the Company and others at a gravel pit on Kleburg Road ("Walton") in Dallas prior to 1980. Pursuant to the 1994 Order, the Company currently is in the process of completing a remedial investigation with respect to the Walton site. In addition, pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 assessed against the individuals has been deferred pending timely and satisfactory completion of the technical requirements in the 1994 Order. The Company has agreed to indemnify such individuals against any costs relating to the disposal of industrial solid waste at the site. Although the cost to remediate the Walton site cannot be predicted with certainty at this time, the Company believes, based on current preliminary estimates, that the remediation may cost between approximately $10 million and $15 million. The Company expects to recover at least 50% of the foregoing costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. In 1994, an action alleging personal injury and property damage was filed against the Company and others on behalf of certain residents and owners of property near such site. In 1994, the Company settled this action by agreeing to remediate soil contamination on the plaintiffs' property and agreeing to pay approximately $538,000.

        On May 20, 1993, the Company entered into an agreement with Robert M. Brittingham and John G. Brittingham, two of the former owners of the Company (the "Settlement Agreement"), pursuant to which substantially all of the costs incurred to the date thereof by the Company (approximately $12 million) in respect of the 1991 Order, the three Dallas area sites described above and certain related matters, including certain of the notices of violation referred to above, have been repaid to the Company. Such former owners are also obligated, pursuant to the terms of the Settlement Agreement, to indemnify the Company against 50% of all expenditures incurred in connection with various environmental violations relating to the Company's U.S. operations occurring prior to the AEA Acquisition in excess of the $12 million already paid, until such total excess expenditures reach a formula amount (currently estimated to be approximately $18 million), and 100% of all such expenditures in excess of the formula amount. The Company's expenditures to date in respect of the matters described above have been or are expected to be indemnified in accordance with the terms of the Settlement Agreement (subject to the percentage limitations described above). The Company believes that it has established adequate reserves in its Consolidated Financial Statements in connection with these matters. Accordingly, the Company believes (taking into account the indemnification rights referred to above and the reserves it has established) that its liability for environmental violations occurring prior to the AEA Acquisition will not have a material adverse effect on the Company. The Company believes that these two former owners currently have assets far in excess of their potential liability under the Settlement Agreement, and, accordingly, the Company believes that they will be able to satisfy all of their obligations pursuant to their agreement with the Company. Future events, which cannot be predicted could affect the ability of these former owners to satisfy their obligations. Therefore, no assurance can be given that they will be able to meet their obligations when they arise.

        Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes, regardless of fault or the legality of original disposal, certain classes of persons, including generators of hazardous substances, are subject to claims for response costs by federal and state agencies. Such persons may be held jointly and severally liable for any such claims. The Company has been named as a potentially responsible party ("PRP") under CERCLA and similar state statutes with respect to the historic disposal of certain hazardous substances at various other sites in the United States. With respect to certain of these sites, the Company has entered into de minimis settlements; at certain other sites, the liability of the Company remains pending. Based on currently available information, the Company believes that its ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on the Company's financial condition. In addition, subject to the terms of the Stock Purchase Agreement, dated as of December 21, 1995 (the "AO Acquisition Agreement"), pursuant to which the Company acquired AO, AWI agreed to indemnify the Company for various costs and expenses that may be incurred in the future by the Company arising out of pre-closing environmental conditions and activities with respect to AO. The Company believes that, based on currently available information and the terms and conditions of AWI's indemnification obligations under the AO Acquisition Agreement, any liability of AO that is reasonably likely to arise out of any of the sites at which AO has been named as a PRP as a result of pre-closing activities would not result in a material adverse effect on the Company.

        The Company believes that its manufacturing facilities are in substantial compliance with current environmental laws and regulations. The Company's manufacturing facilities generate wastes regulated under the Resource Conservation and Recovery Act ("RCRA") and other U.S. federal and state laws. The Company also generates non-hazardous wastes and is engaged in recycling and pollution prevention programs. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company, including with respect to its capital expenditures, earnings and competitive position. The Company in its ordinary course of business treats its costs incurred in connection with on-going environmental compliance matters as ordinary expenses.

        Numerous aspects of the manufacture of ceramic tile currently require expenditures for environmental compliance. For example, the mixing of raw materials, preparation of glazes, and pressing, drying and firing of tile all are sources of air emissions that require expenditures for compliance with laws and regulations governing air emissions, including the purchase, operation and maintenance of control equipment to prevent or limit air emissions. Many of these manufacturing processes also currently result in the accumulation of dust that may contain silica, thereby requiring expenditures for capital equipment in order to comply with Occupational Safety and Health Administration ("OSHA") regulations with respect to potential employee exposure to such dust. In addition, the rinsing of spray dryers and containers used for the preparation of glaze and tile body results in wastewater discharges that require expenditures for compliance with laws and regulations governing water pollution. Finally, certain of the Company's manufacturing processes, including the preparation of glaze, the assembly of certain tiles and the operation and maintenance of equipment, at times result in the generation of solid and hazardous waste that require expenditures in connection with the appropriate handling, treatment, storage and disposal of such waste.

        In addition, in light of the lengthy manufacturing history of the Company's facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now predict, including tort liability and liability under environmental laws. In particular, a number of the Company's facilities located in the United States used lead compounds in glaze materials. The Company's Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company's liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to its use of lead compounds or waste disposal matters have been made against the Company except as set forth above. In addition, it is impossible to predict the effect which future environmental regulation in the United States, Mexico and Canada could have on the Company.

        The Company has established an environmental compliance group reporting directly to the Chief Executive Officer to help ensure the Company remains in compliance with environmental laws and regulations and to oversee remediation activities.

GEOGRAPHIC LOCATION

        Financial information by geographic location for the three years ended January 3, 1997 is set forth in Note 14 to the Consolidated Financial Statements included in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", below in this report.



ITEM 2.  PROPERTIES

        The Company owns or leases manufacturing, distribution, office and sales facilities in the United States and Mexico, as described below.

MANUFACTURING, DISTRIBUTION AND OFFICE FACILITIES

        The Company owns or leases 16 manufacturing, distribution and office facilities. The location of, use of, and the floor area of, such facilities are described as follows:

                                                                              LEASED/
LOCATION                   USE                                   SQ. FEET     OWNED
--------                   ---                                   --------     -----
Fayette, AL...........     Manufacturing                         276,467      Owned
Jacksonville, FL......     Distribution Center                   104,000      Leased(1)
Lewisport, KY.........     Manufacturing                         270,836      Owned
Baltimore, MD.........     Distribution Center                   315,000      Leased(1)
Monterrey, Mexico.....     Manufacturing, Distribution &
                           Office                              1,114,175      Owned
Mt. Gilead, NC........     Manufacturing                         250,000      Owned
Olean, NY.............     Manufacturing                         278,417      Owned
Gettysburg, PA........     Manufacturing                         218,609      Owned
Lansdale, PA..........     Distribution Center & Office        1,196,051      Owned
Jackson, TN...........     Manufacturing & Distribution          655,211      Owned
Coleman, TX...........     Manufacturing                          62,603      Owned
Conroe, TX............     Manufacturing                         208,059      Owned
Dallas, TX............     Manufacturing, Distribution &
                           Office                                753,536      Owned
Dallas, TX............     Distribution                          472,500      Leased(1)
El Paso, TX...........     Manufacturing                         161,714      Ground
                                                                              Leased(2)
Los Angeles, CA.......     Distribution Center                   410,515      Leased(1)

--------------------

(1) The leases for the Jacksonville, FL; Baltimore, MD; Los Angeles, CA; and Dallas, TX facilities expire on May 31, 1999, February 28, 2007, February 28, 2007 and January 30, 2003, respectively, and are subject to renewal options. The Company intends to close the Jacksonville, FL facility in 1997.

(2) The ground lease expires on November 21, 2034.

        The Company closed four leased facilities totaling approximately 452,180 square feet in the fiscal year ended January 3, 1997. The leases for these facilities expire on various dates, with the latest being on March 31, 2002. The Company intends to sublease these facilities.

SALES CENTERS

        The Company owns eight sales centers aggregating 156,386 square feet. Their location and floor area are as follows:

                                                       SQUARE
LOCATION                                                FEET
--------                                               ------

Phoenix, AZ......................................      15,320
Escondido, CA....................................      14,207
Denver, CO.......................................      22,500
St. Louis, MO....................................      17,375
Houston, TX......................................      21,250
Richardson, TX...................................      15,520
San Antonio, TX..................................      15,520
Salt Lake City, UT...............................      26,437

        In addition, the Company leased 214 sales centers (after giving effect to the anticipated closing of two remaining redundant sales centers to be closed in the first quarter of 1997) as of January 3, 1997 aggregating approximately
2.3 million square feet pursuant to leases that extend for terms on average of three-to-five years with expiration dates primarily from 1997-2001.

        For a description of the Company's aggregate rental expenses with respect to its operating leases, see Note 13 to the Consolidated Financial Statements included herein relating to commitments and contingencies.

ITEM 3.  LEGAL PROCEEDINGS

        In addition to the proceedings described under Item 1, "Business--Environmental Regulation", above in this report, the Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing in Item 10 hereof under the caption "Directors and Executive Officers of the Registrant" is incorporated by reference herein.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

        The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "DTL". The following table sets forth the high and low sale prices for the Common Stock as reported by the New York Stock Exchange from August 14, 1996, the first day the Common Stock began trading on the New York Stock Exchange through January 3, 1997.

                                                               HIGH        LOW
                                                               ----        ---

August 14, 1996 to September 30, 1997 ..................      16-3/8      13-7/8
October 1, 1996 to January 3, 1997 .....................      21-1/4      16-5/8


HOLDERS

        At March 25, 1997, there were 31 holders of record of Common Stock and 53,435,101 shares of Common Stock outstanding.

DIVIDEND POLICY

        The Company has not paid cash dividends on the Common Stock for the last three years. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

        Moreover, the Company is a holding company with no operations or significant assets other than its investment in Dal-Tile Group Inc. ("Dal-Tile Group") and its 49.99% interest in RISA. Dal-Tile Group is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make funds available to Dal-Tile, whether in the form of loans, dividends or other cash distributions. The Bank Credit Agreement (defined below) limits dividends, loans and other cash distributions from Dal-Tile Group to Dal-Tile, so that profits generated by Dal-Tile Group may not be available to Dal-Tile to pay cash dividends or repay indebtedness or otherwise. In light of these limitations, Dal-Tile Group will be prohibited from making such dividends, loans and other cash distributions and Dal-Tile does not believe that Dal-Tile Group will be able to make such dividends, loans and other cash distributions in the foreseeable future.

SHAREHOLDERS AGREEMENT

        Pursuant to a certain shareholders agreement (the "Shareholders Agreement"), each of DTI Investors LLC ("DTI Investors"), which owns approximately 54% of the Common Stock outstanding on March 25, 1997, and AWI, which owns approximately 33% of the Common Stock outstanding on March 25, 1997, has agreed to vote the shares of common stock owned or controlled by it to effectuate the provisions of the Shareholders Agreement, including for the election as directors of Dal-Tile of (i) six individuals designated by DTI Investors, (ii) three individuals designated by AWI, and (iii) the Chief Executive Officer of Dal-Tile. The managing member of DTI Investors is AEA Investors. The rights and obligations of DTI Investors and AWI to designate directors are subject to change in the event of certain circumstances, more particularly described in the Shareholders Agreement. The Shareholders Agreement, among other things, contains provisions (A) providing for registration rights under certain circumstances under the Securities Act of 1933, as amended, and (B) prohibiting the parties from acquiring additional shares of common stock until the earlier to occur of
(x) the fourth anniversary of the initial public offering of the Common Stock and (y) the sale by DTI Investors or AWI or its subsidiaries of 25% or more of the common stock owned by DTI Investors and certain members of the Company management or AWI and its subsidiaries, as the case may be, as of December 31, 1995.

        Pursuant to the Shareholders Agreement, the Company is prohibited from engaging in, without the approval of a majority of the Board of Directors (including at least one AWI designee), any sale or transfer to a third party by merger or otherwise by the Company or any of its subsidiaries (in one transaction or a series of related transactions) of any subsidiary of the Company or assets of the Company or a subsidiary thereof which involves more than 20% of the total assets of the Company and its subsidiaries taken as a whole on a cumulative basis, excluding, however, such dispositions in the ordinary course of business (including, but not limited to, sales of inventory and finished goods), and excluding the sale of all or substantially all of the stock or assets of the Company.

        AWI has also agreed that it, or one or more of its subsidiaries, will purchase, from time to time, shares of the Common Stock in open market transactions at their prevailing market prices having an aggregate purchase price (exclusive of broker commissions) of $15.0 million, by June 15, 1998 (the "Open Market Purchases"). As of March 25, 1997, based on information available to the Company, AWI has purchased $8.1 million of the Common Stock pursuant to such agreement. The parties to the Shareholders Agreement have agreed to waive the restrictions contained therein to the extent necessary to permit AWI or its subsidiaries to effect the Open Market Purchases.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data presented for fiscal years 1992 through 1996 are derived from the Consolidated Financial Statements of the Company for such period, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements including the related notes thereto included elsewhere herein. The Company's Consolidated Financial Statements were audited by Ernst & Young LLP.

                                                             Year Ended,
                                      ----------------------------------------------------------
                                      JANUARY 3,                   DECEMBER 31,
                                      -----------  ---------------------------------------------
                                         1997        1995        1994        1993        1992
                                      -----------  --------    --------    --------    ---------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING DATA:(1)
  Net sales .......................   $ 720,236    $ 474,812    $ 506,309    $ 440,573    $398,017
  Cost of goods sold ..............     369,731      225,364      268,272      239,379     210,121
                                      ---------    ---------    ---------    ---------    --------
  Gross profit ....................     350,505      249,448      238,037      201,194     187,896
  Expenses:
    Transportation ................      47,125       33,535       32,068       25,860      21,284
    Selling, general and
      administrative ..............     190,911      134,193      132,887      120,748     106,462
    Provision for merger
      integration charges .........       9,000       22,430         --           --          --
    Provision for special charges .        --           --           --         53,233        --
    Amortization/Write-down of
      goodwill ....................       5,605        4,765        4,765      224,941      10,721
                                      ---------    ---------    ---------    ---------    --------
  Total expenses ..................     252,641      194,923      169,720      424,782     138,467
                                      ---------    ---------    ---------    ---------    --------
  Operating income (loss) .........      97,864       54,525       68,317     (223,588)     49,429
  Interest expense ................      46,338       55,453       53,542       46,746      44,456
  Interest income .................       1,685        1,250        1,403          517         885
  Other (income) expense ..........        (129)      (2,994)      (1,341)       1,088         653
                                      ---------    ---------    ---------    ---------    --------
  Income (loss) before income taxes
    and extraordinary item ........      53,340        3,316       17,519     (270,905)      5,205
  Income tax provision (benefit) ..      18,914        1,176       10,614       (3,225)      5,179
                                      ---------    ---------    ---------    ---------    --------
  Income (loss)
    before extraordinary item .....      34,426    $   2,140    $   6,905    $(267,680)   $     26
  Extraordinary item - loss of
    early extinguishment of debt ..     (29,072)        --           --           --          --
                                      ---------    ---------    ---------    ---------    --------
  Net income (loss) ...............       5,354    $   2,140    $   6,905    $(267,680)   $     26
                                      =========    =========    =========    =========    ========
BALANCE SHEET DATA
(AT END OF PERIOD):(2)
  Working capital .................     180,819    $ 152,128    $ 115,717    $ 119,109    $116,840
  Total  assets ...................     688,497      672,393      488,417      512,830     718,987
  Total debt ......................     465,858      527,816      492,753      492,137     456,003
  Long-term debt ..................     433,035      480,769      489,404      490,506     455,144
  Stockholders' (deficit) equity ..     115,569        9,639     (103,823)     (77,449)    189,515

----------------

   (1) The Company's operating data for the fiscal year ended December 31, 1995 and prior years exclude the results of operations of AO as the AO Acquisition occurred on December 29, 1995.

   (2) The Company's historical balance sheet data for the fiscal years ended December 31, 1 January 3, 1997 include the assets acquired and liabilities assumed from the AO Acquisition and therefore are not comparable to prior years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Historically, the Company has pursued a growth strategy focused on enhancing its level of vertical integration through opening Company-operated sales centers in the United States as outlets for Company-manufactured products and products purchased for resale and increasing manufacturing capacity. In addition, the Company has benefited from low-cost manufacturing facilities in Mexico and the United States.

        The Company has employed various manufacturing and distribution strategies to further improve efficiencies, including: (i) investing in technologically advanced manufacturing equipment; (ii) utilizing fast-fire kiln technology; (iii) establishing a network of regional distribution centers ("RDC's") to improve customer service; (iv) reducing the number of stock keeping units; (v) increasing plant specialization by product line; (vi) improving production planning and logistics; and (vii) investing in management information systems. The Company believes these steps have enabled the Company to streamline distribution, improve customer service and maintain attractive margins.

        On December 29, 1995, the Company completed the AO Acquisition. As a result of the AO Acquisition, the Company has increased its presence in all ceramic tile applications channels and has achieved cost savings by consolidating manufacturing facilities, restructuring its sales organizations and eliminating duplicative administrative functions. The Company has also increased its sales to independent distributors as a result of the AO Acquisition. Sales through this channel carry lower gross margins than sales made through the Company's sales centers, but due to lower operating expense levels, comparable operating margins are achieved.

        As part of the AO Acquisition, AWI paid $28.2 million in cash to the Company. The AO Acquisition was accounted for under the purchase method of accounting. In exchange for the stock, cash and assets contributed as part of the AO Acquisition, AWI received 37% of the then issued and outstanding capital stock of the Company. In connection with the AO Acquisition, the Company recorded pre-tax merger integration charges of $9.0 million in the year ended January 3, 1997 and $22.4 million in the year ended December 31, 1995. These charges were taken principally to write-down less efficient and duplicative manufacturing equipment not needed in the combined Company, write-down duplicative management information systems (including future lease commitments on system hardware), reserve for closings for duplicative sales centers and distribution centers, and provide for severance costs associated with the elimination of overlapping positions.

        The Company is behind its originally anticipated timetable in completing the integration of its information systems to one operating system following the AO Acquisition. As a result, the Company will incur additional costs associated with the completion of this project as well as higher distribution and operating costs in the first half of the fiscal year ended January 2, 1998. The additional operating costs are estimated at approximately $4.5 million per quarter in each of the first two quarters of the fiscal year ended January 2, 1998. In addition, the Company has seen a negative impact on revenues in the Company-operated sales centers. This distribution channel carries a more extensive product offering and has more complex service requirements. As a result, service in this distribution channel has been most notably affected by the delay in the systems integration. As sales centers migrate to the integrated system, the difficulties encountered during the first quarter of the fiscal year ended January 2, 1998 are expected to lessen and service is expected to improve. The delay in completing systems integration is expected to have a negative impact on full year 1997 results. The Company continues to make progress in the systems integration and anticipates substantial completion of the sales centers conversion by the second half of 1997.

        During the third quarter of the fiscal year ended January 3, 1997, the Company completed its initial public offering of its Common Stock (the "Public Offering") and a concurrent private placement of its Common Stock to a subsidiary of AWI (the "Private Placement") at a per share price equal to $14.00. The Public Offering of 7,316,343 shares of Common Stock, including the underwriters' over allotment, raised $102.4 million of gross proceeds with net proceeds, after underwriters' commission and expenses, amounting to $92.6 million. The Private Placement of 714,286 shares of Common Stock raised $10.0 million of proceeds with total net proceeds from the Public Offering and Private Placement amounting to $102.6 million. In connection with the Public Offering and Private Placement, the Company effected a recapitalization of its capital stock. Pursuant to a common stock conversion, all of the classes of the Company's previously outstanding common stock were converted into 45,404,472 shares of a single class of Common Stock. Concurrently with the Public Offering, the Company entered into a new bank credit agreement (the "Bank Credit Agreement") which, along with the proceeds from the Public Offering and Private Placement, were used to repay substantially all of the Company's then existing debt (collectively, the "Refinancing"). In connection with the Refinancing, the Company recorded in the third quarter of the fiscal year ended January 3, 1997 an extraordinary charge of $29.1 million, net of tax, for prepayment premiums on certain debt repaid and for the write off of existing deferred financing fees and termination fees paid by the Company in connection with the termination of its management agreement with AEA Investors (the "Termination Fee").

        The following is a discussion of the results of operations for the fiscal year ended January 3, 1997 compared with the fiscal year ended December 31, 1995. Due to the Company's 52/53 week accounting cycle, the year end for fiscal year 1996 is on January 3, 1997.

        The Company's operating results for the fiscal year ended January 3, 1997 reflect the results of operations of AO and certain related assets of the ceramic tile business of AWI, which were acquired by the Company from AWI on December 29, 1995. Because the Company's results for the fiscal year ended December 31, 1995 do not reflect the AO Acquisition, the results for such periods are not directly comparable.

        RESULTS OF OPERATIONS

        The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below:


                                                YEAR ENDED   YEAR ENDED DECEMBER 31,
                                              JANUARY 3,1997    1995        1994
                                              --------------    ----        ----
Net sales ...................................       100.0%      100.0%      100.0%
Cost of goods sold ..........................        51.3        47.5        53.0
                                                    -----       -----       -----
Gross profit ................................        48.7        52.5        47.0
Operating expenses ..........................        33.9        36.4        33.5
                                                    -----       -----       -----
                                                     14.8        16.1        13.5

Non-recurring charges:

Provision for merger integration charges ....         1.2         4.7         --
                                                    -----       -----       -----
Operating income ............................        13.6        11.4        13.5
Interest expense (net) ......................         6.2        11.4        10.3
Other (income) expense ......................         0.0        (0.6)       (0.3)
                                                    -----       -----       -----
Income before income taxes and
extraordinary item ..........................         7.4         0.6         3.5
Income Tax Provision ........................         2.6         0.2         2.1
                                                    -----       -----       -----
Income before extraordinary item ............         4.8         0.4         1.4
Extraordinary item, net of taxes ............         4.1          --          --
                                                    -----       -----       -----
Net Income ..................................         0.7%        0.4%        1.4%
                                                    =====       =====       =====


YEAR ENDED JANUARY 3, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        NET SALES

        Net sales for the fiscal year ended January 3, 1997 increased to $720.2 million from $474.8 million in 1995, an increase of $245.4 million, or 51.7%. The increase in net sales was due principally to the inclusion of AO's operations in the fiscal year ended January 3, 1997 and increased shipments to independent distributors and home center retailers. During the fiscal year ended January 3, 1997, a primary focus of management was to gain marketplace acceptance of the Company's three principal brand names, Daltile, American Olean and Homesource. The Company believes that its strategy of establishing and differentiating its three brand names through separate distribution channels has been successful. During the year, management temporarily suspended its sales center expansion program to concentrate its efforts on integrating the 61 sales centers acquired as part of the AO acquisition. A total of 51 sales centers have been consolidated into existing sales centers. During the first quarter of 1997, the Company will consolidate an additional six locations to complete the sales center consolidation. In fiscal year 1997, the Company intends to resume its sales center expansion program by opening 10 to 15 new sales centers.

        Sales in Mexico decreased to $17.9 million in the fiscal year ended January 3, 1997 from $23.0 million in 1995. Sales decreased due to a larger allocation of the Company's Mexican production to distribution in the United States. The demand for ceramic tile products remains weak in Mexico due to the economic conditions in Mexico.

        GROSS PROFIT

        Gross profit increased $101.1 million, or 40.5%, to $350.5 million in the fiscal year ended January 3, 1997 from $249.4 million in 1995. The increase in gross profit is principally the result of the increase in net sales. Gross margin decreased to 48.7% in the fiscal year ended January 3, 1997 from 52.5% in 1995. The decrease in gross margin is primarily due to production earlier in the year at higher cost facilities acquired as part of the AO Acquisition, which historically resulted in AO generating lower gross margins than the Company. These facilities were closed in March 1996 and production shifted to lower cost manufacturing plants. This higher cost production negatively impacted gross margins as the inventory was sold in the second quarter and to a lesser extent in the third quarter. During the first half of the fiscal year ended January 3, 1997, gross margins were 47.8% and increased to 49.5% in the second half of the fiscal year ended January 3, 1997 primarily as a result of shifting production to lower cost manufacturing plants. Gross margins have also decreased in the fiscal year ended January 3, 1997 as the Company significantly increased its presence in the independent distributor channel, as a result of the AO Acquisition, and increased sales to home centers. Sales through these channels carry lower gross margins than sales made through the Company's sales service centers, but due to lower operating expense levels, comparable operating margins are achieved.

        EXPENSES

        Expenses increased to $252.6 million in the fiscal year ended January 3, 1997 from $194.9 million in 1995, primarily as a result of the inclusion of AO's operations. Expenses in the fiscal years ended January 3, 1997 and December 31, 1995 include, respectively, a $9.0 million and $22.4 million merger integration charge. Excluding merger integration charges, expenses were $243.6 million in the fiscal year ended January 3, 1997, as compared to $172.5 million in 1995, an increase of $71.1 million or 41.2%. Expenses, excluding merger integration charges, as a percentage of sales, decreased to 33.8% in the fiscal year ended January 3, 1997 from 36.4% in 1995. The decrease in expenses as a percentage of sales, excluding merger integration charges, is due to consolidation savings achieved by integrating sales forces, closing duplicative sales service centers and consolidating administrative functions. These savings were offset in part by increased transportation costs, increased advertising and sample costs to increase brand name recognition and increased information systems costs resulting from the Company's system integration after the acquisition of AO. Additionally, sales made to independent distributors and home centers require lower operating expense levels which offset the lower gross margins generated through this distribution channel.

        MERGER INTEGRATION CHARGES

        In the first quarter of the fiscal year ended January 3, 1997, the Company recorded a pre-tax merger integration charge of $9.0 million for the closings of duplicative sales centers, duplicative distribution centers and certain manufacturing facilities, as well as incurrence of severance costs associated with the elimination of overlapping positions. The majority of the $9.0 million is a cash charge related to lease commitments on closed facilities and severance costs.

        The 1995 merger integration charge represents a $22.4 million pre-tax merger integration charge in the fourth quarter of 1995 associated with the revaluation of certain assets in connection with the AO Acquisition. The majority of the $22.4 million is a non-cash charge to write-down less efficient and duplicative equipment not needed in the combined Company.

        OPERATING INCOME

        Operating income increased to $97.9 million in the fiscal year ended January 3, 1997 from $54.5 million in 1995. Operating income, excluding merger integration charges, increased $29.9 million, or 38.8%, to $106.9 million in the fiscal year ended January 3, 1997 from $77.0 million in 1995. Operating income, excluding merger integration charges, increased as a result of the AO Acquisition and related cost savings, but was offset in part by lower gross margins. The operating margin, excluding merger integration charges, decreased to 14.8% in the fiscal year ended January 3, 1997 as compared to 16.2% in 1995 due to the decrease in gross margins as a result of the higher cost manufacturing facilities.

        INTEREST EXPENSE (NET)

        Interest expense (net) decreased $9.5 million to $44.7 million in the fiscal year ended January 3, 1997 from $54.2 million in 1995. The decrease is due to reduced debt levels as a result of the third quarter Public Offering and Private Placement whose proceeds were used to reduce debt. Interest expense
(net) has also decreased as a result of lower borrowing rates from the Refinancing.

        INCOME TAXES

        The income tax provision reflects an effective tax rate of 35.5% for the fiscal year ended January 3, 1997 (prior to the extraordinary charge) and 1995.

        INCOME BEFORE EXTRAORDINARY ITEM

        Income before extraordinary item increased to $34.4 million in the fiscal year ended January 3, 1997 from $2.1 million in 1995. Income before extraordinary item, excluding merger integration charges, increased $23.6 million to $40.2 million in the fiscal year ended January 3, 1997, from $16.6 million in 1995. The increase in income before extraordinary item, excluding merger integration charges, is due to the increase in operating income, and the decrease in interest expense (net) is offset in part by transaction gain reductions in the fiscal year ended January 3, 1997 as a result of a stable peso during the fiscal year ended January 3, 1997.

        EXTRAORDINARY ITEM

        In connection with the Refinancing and early extinguishment of debt, the Company recorded an extraordinary charge of $44.8 million ($29.1 million, net of tax) for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and the Termination Fee.

        NET INCOME

        Net income increased to $5.4 million in the fiscal year ended January 3, 1997 from $2.1 million in 1995. Net income, excluding merger integration charges and extraordinary item, increased $23.6 million, to $40.2 million in the fiscal year ended January 3, 1997 from $16.6 million in 1995.

        PESO-US.  DOLLAR EXCHANGE RATE

        The Company's Mexican facility is primarily a provider of ceramic tile to the Company's U.S. operations and in addition sells ceramic tile in Mexico. In the fiscal year ended January 3, 1997, sales in Mexico represented approximately 3% of the Company's consolidated net sales. The Company's sales in Mexico are peso-denominated and the majority of the Mexican facility's cost of sales and operating expenses are peso-denominated. In the fiscal year ended January 3, 1997, peso-denominated cost of sales and operating expenses represented approximately 9% of the Company's consolidated cost of sales and expenses. The Company's exposure to exchange rate changes is favorable to operating results when the peso devalues against the U.S. dollar, since peso costs exceed peso revenues. As the peso appreciates against the U.S. dollar, the effect is unfavorable to the Company's operating results. In addition to exchange rate changes on operating results, foreign currency transaction gains or losses are recognized in other income and expense. During the fiscal year ended January 3, 1997, the Company recorded an insignificant transaction loss of approximately $0.1 million. Except for peso transactions, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes, although the number and amount of such contracts are not significant. Since the exposure to exchange rate change is favorable when the peso devalues against the U.S. dollar and management does not expect the peso to appreciate significantly against the U.S. dollar in the near term, management has not entered into peso currency-forward contracts.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        NET SALES

        Net sales for the year ended December 31, 1995 decreased to $474.8 million from $506.3 million in 1994, a decrease of $31.5 million, or 6.2%. The consolidated decrease of $31.5 million is primarily the result of the Mexican sales decline of $25.6 million as a result of translating peso revenues at devalued exchange rates and economic uncertainties in Mexico. Sales in the United States, which represented 94.0% of total Company sales, decreased $6.6 million, or 1.5%, and sales to Canada, which represented 1% of total Company sales, increased $0.7 million, or 13%. U.S. sales declined primarily as a result of decreases in the new residential housing sector of tile applications. Same store sales (those sales centers open at least one full year) decreased 2.7%. Although the Company's sales were affected by the decline in the residential sector of tile applications, the 1.5% U.S. sales decline is less than the 8% decline in residential housing due to increased shipments to home center retailers, price increases, the opening of 12 new sales centers in 1995, the introduction of new high-end floor tile products, and increased sales in the commercial sector of tile applications.

        GROSS PROFIT

        Gross profit increased $11.4 million, or 4.8%, to $249.4 million in 1995 from $238.0 million in 1994. The $31.5 million decrease in net sales was more than offset by the $42.9 million decrease in cost of sales resulting in the $11.4 million gross profit increase. Gross profit as a percentage of sales increased to 52.5% in 1995 from 47.0% in 1994. In 1995, the increases in gross profit and gross profit margin reflect the benefits of a new sales commission program which emphasized high margin products and new products in high-end floor tile applications. Additionally, the Company benefited from price increases in the United States, manufacturing efficiencies and the favorable impact on manufacturing costs resulting from the devaluation of the peso.

        EXPENSES

        Total expenses in 1995 were $194.9 million, which included $22.4 million for merger integration charges described below as compared to $169.7 million in 1994. Excluding merger integration charges, 1995 expenses were $172.5 million as compared to $169.7 million in 1994, an increase of 1.6%. Expenses (excluding merger integration charges), as a percentage of sales, increased to 36.3% in 1995 from 33.5% in 1994. The increase of $2.8 million is the result of a $5.5 million increase in the first quarter offset by total reductions of $2.7 million in the final three quarters. In the first quarter, the Company was temporarily incurring excess costs to support duplicate distribution functions until the RDC's and related system were fully implemented. Additionally, expenses increased in the first quarter due to new marketing programs and the start-up of ten sales centers opened in the first quarter of 1995. During the second quarter, management implemented a cost-reduction program, which resulted in decreased expenses in the final three quarters of 1995 compared to the final three quarters in 1994.

        MERGER INTEGRATION CHARGES

        In the fourth quarter of 1995, the Company recorded a pre-tax merger integration charge of $22.4 million for the revaluation of certain assets in connection with the AO Acquisition. Also, in connection with the AO Acquisition and the Company's merger integration plans, the Company will close certain manufacturing facilities, as well as duplicative sale service centers, and will discontinue the use of certain equipment. The non-cash portion of the merger integration charges is approximately $20.2 million and represents the write-down of less efficient and duplicate equipment not needed in the combined Company. The cash portion of the merger integration charges is approximately $2.2 million which primarily consists of leasehold commitments on equipment.

        OPERATING INCOME

        Operating income decreased $13.8 million, or 20.2%, to $54.5 million in 1995 from $68.3 million in 1994. The decrease is primarily due to the merger integration charges of $22.4 million. Operating income, excluding merger integration charges, increased to $77 million, or 12.7%, in 1995 from $68.3 million in 1994 resulting in an increase in operating margin, excluding merger integration charges, to 16.2% in 1995 from 13.5% in 1994. The operating margin increased as a result of improvements in gross profit reflecting new high-end products, price increases, manufacturing efficiencies, new commission structure and the favorable effects on costs resulting from the devaluation of the Mexican peso.

        INTEREST EXPENSE

        Interest expense increased by 3.7% to $55.5 million in 1995 from $53.5 million in 1994 due to an increase in debt levels during the year to finance the construction of the El Paso facility and other expansion.

        INCOME TAX PROVISION

        In 1995 and 1994, income tax provision reflects an effective tax rate of 35.5% and 60.6% respectively. Inflationary accounting required by Mexican tax law as a result of the 1995 peso devaluation significantly reduced the effective tax rate in Mexico. This reduction in the effective tax rate was offset primarily by the nondeductibility for U.S. tax purposes of the Company's goodwill amortization resulting in an effective tax rate of 35.5%.

        The income tax provision for 1994 reflects a high effective tax rate due primarily to the non-deductibility for tax purposes of the Company's goodwill amortization. Although the accreted interest on the Zero Coupon Notes is not payable until their maturity date of July 15, 1998, the interest expense is deductible for tax purposes.

        NET INCOME

        Net income decreased $4.8 million, or 69%, to $2.1 million in 1995 from $6.9 million in 1994 due to merger integration charges. Excluding merger integration charges, net income increased to $16.6 million (or 140.5%) in 1995 from $6.9 million in 1994. The increase, excluding merger integration charges, is primarily a result of the improved gross margins and to a lesser extent the reduction in the effective, tax rate in 1995 as compared to 1994.

        EXCHANGE RATE

        During 1995, the Mexican peso devalued 36%. Since the Company incurs more peso-denominated costs than revenues generated in pesos, the effect on income from operations was favorable to the Company. Additionally, a foreign transaction gain of $4.1 million was realized due to settling of peso-denominated monetary liabilities in the United States after devaluation. The devaluation also resulted in a non-cash reduction in stockholders' equity of approximately $22.3 million.

        AO ACQUISITION

        On December 29, 1995, the Company completed the AO Acquisition. As part of the AO Acquisition, AWI paid $28.2 million cash to the Company. In exchange for the stock, cash and assets, AWI received 37% of the then issued and outstanding capital stock of the Company. AO is a leading manufacturer, distributor and marketer of glazed and unglazed tile in North America.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from operations and funds available under the Bank Credit Agreement continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures, expansion and debt service.

        Cash used in operating activities was $18.7 million in the fiscal year ended January 3, 1997 and cash provided by operating activities was $40.7 million in the fiscal year ended December 31, 1995. For the fiscal year ended January 3, 1997, cash was used primarily to fund inventory increases. Additionally, cash was also used primarily to pay accrued interest in connection with the Refinancing and integration costs associated with the AO Acquisition.

        Expenditures for property, plant and equipment were $42.0 million for the year ended January 3, 1997. The expenditures were used to fund expansion of the floor and mosaic production lines in Monterrey, Mexico; to purchase a floor tile plant in Mt. Gilead, North Carolina, for $3.5 million; routine capital improvements and the integration of management information systems after the AO Acquisition. During the fiscal year ended January 2, 1998 the Company plans to spend approximately $60 million to expand its manufacturing capacity, improve manufacturing efficiencies, continue integration of management information systems, leasehold improvements for new sales centers, expansion of a regional distribution center, and routine capital improvements. As of January 3, 1997, the Company had entered into commitments of approximately $10 million for these expansion plans.

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

        The Company used the net proceeds of the Refinancing: (i) to repay substantially all of its outstanding Zero Coupon Notes at a tender price of approximately 110% of their accreted value, the Company having previously called for redemption of approximately 25% of its then outstanding Zero Coupon Notes;
(ii) to repay in full outstanding borrowings by Dal-Tile's wholly-owned subsidiary, Dal-Tile Group, under the previous bank credit agreement; (iii) to repay $176.0 million of its Series A Notes and $100 million of its Series B Notes; and (iv) to pay accrued interest and prepayment premiums on certain debt to be repaid, a $4 million termination fee in connection with the termination of the Company's management agreement with AEA and fees and expenses associated with the Refinancing.

        In connection with its tender for substantially all of its Zero Coupon Notes not otherwise called for redemption, the Company solicited sufficient consents to amend the indenture pursuant to which the Zero Coupon Notes were issued. Among other things, such amendments eliminated substantially all of the restrictive covenants in such indenture and terminated the pledge agreement pursuant to which all of the outstanding stock of Dal-Tile Group had been pledged.

        In connection with the Refinancing, the Company recorded an extraordinary charge of $44.8 million ($29.1 million net of tax) for the prepayment premiums on certain debt repaid, write-off of existing deferred financing fees and the Termination Fee.

        Cash used in financing activities was $2.2 million in the fiscal year ended January 3, 1997. A summary of financing activities is as follows (in millions):

         Net borrowings under the existing credit facilities        11.8
         Debt repayment at date of refinancing                     (80.8)
         Borrowings after the Refinancing under the new
         credit facility                                             7.0

             Net reduction in debt                                 (62.0)
         Proceeds from issuance of common stock                    102.6
         Fees and expenses associated with Refinancing             (42.8)
             Net cash used in financing activities                  (2.2)

        Cash provided by the Public Offering, Private Placement and borrowings under the Bank Credit Agreement were used to repay substantially all of the Company's existing debt, fees and expenses associated with the Refinancing. Borrowings under the credit facilities were used to fund interest payments, capital expenditures and working capital. Total outstanding debt at January 3, 1997 amounted to $465.8 million as compared to $527.8 million at December 31, 1995, a net reduction in debt of $62.0 million.

        The Bank Credit Agreement includes a term loan of $275.0 million and a revolving credit facility of $250.0 million. The Company will be required to make quarterly amortization payments on the term loan commencing March 31, 1997 through December 31, 2002, at various scheduled amounts. Borrowings under the revolving credit facility are payable in full on December 31, 2002. Borrowings under the Bank Credit Agreement bear interest at variable rates based on Eurodollar rates or prime rate and are secured by the capital stock of each Material Subsidiary (as defined in the Bank Credit Agreement). Under the Bank Credit Agreement, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at January 3, 1997. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

        The Company believes that existing cash balances and cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements, expansion plans and debt service requirements of the Company in the foreseeable future. Additional availability under the revolving credit facility was $74.0 million at January 3, 1997.

        The Company incurred total cash AO merger integration costs in the fiscal year ended January 3, 1997 of $29.5 million pertaining to severance, lease commitments and shut-down costs for manufacturing, distribution and corporate facility consolidations, as well as elimination of duplicate and overlapping positions.

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

        The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AEA Acquisition and AO Acquisition, respectively. The Company maintains a reserve for remediation relating to environmental conditions and activities prior to the AEA Acquisition, and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and conditions of AWI's indemnification obligations under the AO Acquisition Agreement (as defined), any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.

        The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at 17%, to be reduced ratably to 8(OMEGA)% by 2005. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

EFFECTS OF INFLATION

        The Company believes it has generally been able to increase selling prices and enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations for the fiscal year ended January 3, 1997 and the fiscal years ended December 31, 1995 and 1994. Approximately 80% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the fiscal year 1996, 1995 and 1994 operating results; however, the future impact is uncertain at this time.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, integration issues following the AO Acquisition, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties and environmental laws and other regulations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth on pages F-1 through F-31 below and the related financial statement schedule is set forth on page S-1 below.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of Dal-Tile are set forth below. Certain of the executive officers hold positions with Dal-Tile Corporation or Dal-Tile Mexico, each a subsidiary of Dal-Tile. All directors hold office until the annual meeting of stockholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion thereof.

               Name            Age     Position or Office Held
               ----            ---     -----------------------
Charles J. Pilliod, Jr.....    78      Chairman of the Board of Directors
Howard I. Bull.............    56      President and Chief Executive Officer
                                         of the Registrant and Director
Douglas D. Danforth........    74      Director
Drew Lewis.................    65      Director
George A. Lorch............    55      Director
Vincent A. Mai.............    56      Director
Frank A. Riddick III.......    40      Director
Robert J. Shannon, Jr......    48      Director
Henry F. Skelsey...........    38      Vice President and Director
John M. Goldsmith..........    33      Vice President and Director
William R. Bronson.........    54      Vice President, Strategic Planning
Dan L. Cooke...............    55      Vice President, Information Technology
James E. Eckelberger.......    58      Vice President, Logistics
William R. Hanks...........    43      Vice President, Manufacturing
Matthew J. Kahny...........    35      Vice President, Independent Distributor
                                         Operations
Barry J. Kulpa.............    49      Executive Vice President and Chief
                                         Operating Officer
Marc Powell................    41      Vice President, Home Center Services
Carlos E. Sala................ 37      Executive Vice President, Chief
                                         Financial Officer and Treasurer
Javier Eugenio Martinez Serna. 45      Vice President, Mexico Operations
Thomas Scott Smith............ 49      Vice President, Human Resources
Harold G. Turk................ 50      Vice President, Sales Centers Operations


        Charles J. Pilliod, Jr., Chairman of the Board of Directors--Mr. Pilliod has been the Chairman of the Board of Directors since October 1993 and a Director since March 1990. From October 1993 through April 1994, he also served as President and Chief Executive Officer of the Registrant. Mr. Pilliod served as U.S. Ambassador to Mexico from 1986 to 1989. Prior to that, he was the Chairman and Chief Executive Officer of Goodyear Tire & Rubber Company. Mr. Pilliod is also a director of A. Schulman Inc. and Marvin & Palmer Associates, Inc.

        Howard I. Bull, President and Chief Executive Officer and Director--Mr. Bull has been President and Chief Executive Officer and a Director of the Registrant since April, 1994. Prior to joining the

Company, Mr. Bull spent 10 years with Baker Hughes Incorporated, a worldwide diversified oil services company, where he became Chief Executive Officer for Baker Hughes Drilling Equipment Company. Additionally, he served York International Corporation, a worldwide manufacturer and distributor of air conditioner and refrigeration equipment, as President of its Applied Systems Division and Air Conditioning Business Group. Mr. Bull is a director of Marine Drilling Companies, Inc. and National-Oilwell, Inc.

     Douglas D. Danforth, Director--Mr. Danforth has been a Director of the Registrant since February 1997. He was Chairman and Chief Executive Officer of Westinghouse Corporation from December 1983 to December 1987. Mr. Danforth is a director of Travelers Group Inc. and Sola International Inc.

     Drew Lewis, Director--Mr. Lewis has been a Director of the Registrant since March 1990. Mr. Lewis retired as Chairman, President and Chief Executive Officer of Union Pacific Corp., a transportation company, in January 1997. He served as President of Union Pacific Corp. from April 1986 to May 1994 and as U.S. Secretary of Transportation between 1981 and 1983. Mr. Lewis is also a director of Ford Motor Company, American Express Co., FPL Group Inc., Gannett Co., Inc., Union Pacific Resources Group Inc., Lucent Technologies, Inc., Mafeo Consolidated Group and Gulfstream Aerospace Corporation.

     George A. Lorch, Director--Mr. Lorch has been a Director of the Registrant since December 1995. Mr. Lorch has been Chairman and Chief Executive Officer of AWI, a stockholder of the Registrant, since April 1994. Mr. Lorch was an Executive Vice President of AWI from March 1988 to September 1993 and served as President and Chief Executive Officer of AWI from September 1993 to April 1994. Mr. Lorch is also a director of Stanley Works, Household International and R.R. Donnelley & Sons Company.

     Vincent A. Mai, Director--Mr. Mai has been a Director of the Registrant since October 1989. Mr. Mai has been the President and Chief Executive Officer of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), since April 1989. For the preceding 15 years, he was a Managing Director of Lehman Brothers Inc., an investment banking firm. Mr. Mai also is a director of the Federal National Mortgage Association.

     Frank A. Riddick III, Director--Mr. Riddick has been a Director of the Registrant since December 1995. Mr. Riddick has been Senior Vice President, Finance and Chief Financial Officer of AWI, a stockholder of the Registrant, since April 1995. Previously, he held the following positions with FMC Corporation, a chemicals and machinery company: Controller, May 1993-March 1995 and Treasurer, December 1990-May 1993.

     Robert J. Shannon, Jr., Director--Mr. Shannon has been a Director of the Registrant since December 1995. Mr. Shannon currently is President, Worldwide Floor Products Operations of AWI, a stockholder of the Registrant. From March 1992 through December 1995, Mr. Shannon was President of AO, then a subsidiary of AWI. During 1991, Mr. Shannon was General Manager, Worldwide Gasket Products, of AWI.

     Henry F. Skelsey, Vice President and Director--Mr. Skelsey has been a Vice President and a Director of the Registrant since October 1989. Mr. Skelsey has been a Managing Director of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), since March 1988. Prior to his association with AEA Investors, Mr. Skelsey was a Vice President in the Merchant Banking division of Shearson Lehman Brothers Inc., an investment banking firm.

     John M. Goldsmith, Vice President and Director--Mr. Goldsmith has been a Vice President and a Director of the Registrant since April 1996. Mr. Goldsmith is a Managing Director of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), and has been associated with AEA Investors since 1989. Previously, he was a member of the Financial Services practice of Ernst & Young, an independent accounting firm.

     William R. Bronson, Vice President, Strategic Planning--Mr. Bronson has been Vice President, Strategic Planning, of the Company since January 1997. Mr. Bronson was Vice President, Information Systems, for the Company from January 1996 to December 1996. From July 1994 to January 1996 he was Vice President, Logistics, for the Company. From August 1990 to July 1994 he was a Business Unit Manager for Tandem Computers, Inc., a manufacturer and distributor of computer systems.

     Dan L. Cooke, Vice President, Information Technology--Mr. Cooke has been Vice President, Information Technology, of the Registrant since January 1997. From 1982 to 1996, he held various positions with PepsiCo in the Frito-Lay and Pizza Hut divisions, most recently as Pizza Hut Vice President, Information Technology. Prior to that, Mr. Cooke spent 17 years with IBM in sales and systems engineering management.

     James E. Eckelberger, Vice President, Logistics--Mr. Eckelberger has been Vice President, Logistics, of the Company since February 1996. From March 1994 until February 1996, Mr. Eckelberger was Vice President, Logistics, of B.J.'s Wholesale Club, a wholesale retail membership club for consumer goods. From September 1992 until January 1994 he was the Vice President, Logistics, for Pace Membership Warehouse, a wholesale-retail membership club for consumer goods. Between 1988 and 1991, he was Commanding Officer (CEO) of the U.S. Navy's Aviation Supply Office.

     William R. Hanks, Vice President, Manufacturing--Mr. Hanks has been Vice President, Manufacturing, of the Company since February 1994. He has been with the Company since March 1985 and prior to 1994 served as General Manager, Assistant Plant Manager and Vice President, Manufacturing, of one of the Company's floor tile facilities.

     Matthew J. Kahny, Vice President, Independent Distributor Operations--Mr. Kahny has been Vice President, Independent Distributor Operations, of the Company since January 1996. From July 1983 through December 1995, Mr. Kahny served at AO, then a subsidiary of AWI, where he became Business Team Manager, Floor Tile Products.

     Barry J. Kulpa, Executive Vice President and Chief Operating
Officer--Mr. Kulpa has been an Executive Vice President since April 1996 and the Chief Operating Officer of the Registrant since July 1994. Prior to joining the Company, Mr. Kulpa was Chief Financial Officer for David Weekley Homes, a national homebuilder in Houston, Texas. Prior to that, Mr. Kulpa spent 10 years with Baker Hughes Incorporated, a worldwide diversified oil services company, where he held various Vice President positions, concluding with Vice President, Operations, of Hughes Tool.

     Marc Powell, Vice President, Home Center Services--Mr. Powell has been Vice President, Home Center Services, of the Registrant since February 1997. From April 1995 to August 1996, he was Vice President, Consumer Sales, of the Company. From 1978 to 1994, Mr. Powell worked in various divisions of the Company.

     Carlos E. Sala, Executive Vice President, Chief Financial Officer and Treasurer--Mr. Sala has been an Executive Vice President since April 1996 and the Chief Financial Officer of the Company since March 1991. Since March 1990, Mr. Sala was Vice President of International Operations of Dal-Tile Corporation. Prior to his association with the Company, he was a Mergers & Acquisitions Manager at Ernst & Young, an independent accounting firm, from 1988 to 1990. Mr. Sala is a certified public accountant.

     Javier Eugenio Martinez Serna, Vice President, Mexico Operations--Mr. Martinez has been Vice President, Mexico Operations, of the Company, since August 1995. Prior to August 1995, he was a managing director of Materiales Ceramicos S.A. de C.V, a subsidiary of the Registrant, since December 1985. Prior to joining the Company, Mr. Martinez was Vice President of Strategic Planning and Business Diversification of the food division of Protexa, a diversified oil services, construction and food products company in Monterrey, Mexico from 1980 to 1985.

     Thomas Scott Smith, Vice President, Human Resources--Mr. Smith has been Vice President, Human Resources, of the Company since January 1996. From October 1993 to December 1995 Mr. Smith was President, Grant T.F.W. Industries of Energy Ventures, a tubular goods manufacturer for the oil and gas drilling industry. For 21 years prior to October 1993, he was at Baker Hughes, Incorporated, a worldwide diversified oil services company, where he served as a Vice President
- Manufacturing, a General Manager and the Director of Human Resources.

     Harold G. Turk, Vice President, Sales Centers Operations--Mr. Turk has been Vice President, Sales Centers Operations, of the Registrant since January 1997. From January 1996 to December 1996 he was Vice President, Home Center Services, of the Company. In 1995, he was Executive Vice President of Field Operations of the Company. In 1994, he was Executive Vice President of Marketing of the Company. Since April 1991, he was Executive Vice President of Sales and Marketing, Western Region of the Company. Mr. Turk was a Vice President of Warehouse Administration and Sales of the Company from 1976 to 1991.


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing in the sections captioned "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's

Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing in the section "Principal Stockholders" in the 1997 Proxy Statement is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing in the section captioned "Certain Transactions" in the 1997 Proxy Statement is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    Documents to be filed as part of this report:
               --------------------------------------------

        1.     Financial statements under Item 8:

        See Index to Consolidated Financial Statements and Financial Statement
Schedule included on page F-1 below in this report.

        2.     Financial Statement Schedule filed herewith:

        See Index to Consolidated Financial Statements and Financial Statement
Schedule included on page F-1 below in this report.

        All other schedules are omitted either because they are not required or because the required information is included in the financial statements and notes thereto included herein. See Index to Consolidated Financial Statements and Financial Statement Schedule included on page F-1 below in this report.

        3. List of Exhibits. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to
Item 14(c) of this report is identified with an asterisk (*).


EXHIBIT
  NO.
-------

2.1 Stock Purchase Agreement, dated as of December 21, 1995, by and among Dal-Tile International, Inc., Armstrong Enterprises, Inc., Armstrong Cork Finance Corporation and Armstrong World Industries, Inc. (Filed as
        Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 16, 1996 and incorporated herein by reference.)

2.2 Agreement and Plan of Merger among Dal-Tile International, Inc., DTI Investors LLC and DTI Merger Company, dated as of August 7, 1996 (Filed as Exhibit 2.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

3.1 Second Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference).

3.2 Amended and Restated By-laws of the Company. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

4.1 Specimen form of certificate for Common Stock. (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

10.1 Dal-Tile International Inc. 1996 Amended and Restated Stock Option Plan. (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

*10.2 Consulting Agreement dated as of August 1, 1995, among Harold L. Turk, Dal-Tile International, Inc., Dal-Tile Corporation, DTM/CM Holdings Inc., Dal-Minerals Company, Ceramica Regiomontana S.A. de C.V. and Materiales Ceramicos, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

*10.3 Amended and Restated Employment Agreement, dated June 7, 1993, between Dal-Tile Corporation and Harold G. Turk. (Filed as Exhibit 10.2.3 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

*10.4 Employment Agreement, dated February 5, 1990, between Dal-Tile Corporation and Carlos E. Sala. (Filed as Exhibit 10.2.4 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

*10.5 Employment Agreement, dated April 15, 1994, between Dal-Tile Corporation and Howard I. Bull. (Filed as Exhibit 10.2.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

10.6 Indenture dated as of August 11, 1993, between Dal-Tile International Inc. and Citibank, N.A., as trustee relating to the Zero Coupon Notes. (Filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10.7 First Supplemental Indenture dated as of August 1, 1996 between Dal-Tile International Inc. and Citibank, N.A., as trustee, relating to the Zero Coupon Notes.

10.8 Credit and Guarantee Agreement, dated August 14, 1996 among Dal-Tile International Inc., Dal-Tile Group Inc., the several banks, financial institutions and other entities from time-to-time party thereto, Credit Suisse, as Documentation Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

10.9 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

10.10 Pledge Agreement dated as of August 14, 1996, made by Dal-Tile International Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of common stock of Dal-Tile Group Inc. (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

10.11 Pledge Agreement dated as of August 14, 1996 made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of common stock of Dal-Tile Corporation (Filed as Exhibit
        10.4 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

10.12 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of common stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

10.13 Form of Indemnification Agreement between the Dal-Tile International Inc. and its directors. (Filed as Exhibit 10.4 to the Registrant's Registration Statement on FormS-1 (No. 33-64140) and incorporated herein by reference.)

10.14 Settlement Agreement dated as of May 20, 1993, among AEA Investors Inc., DTM Investors Inc., Dal-Tile Group Inc., Dal-Tile Corporation, Dal-Minerals Company and Robert M. Brittingham and John G. Brittingham. (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

10.15 Shareholders Agreement, dated December 29, 1995, among Dal-Tile International Inc., AEA Investors Inc., Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and Armstrong Cork Finance Corporation. (Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.16 Agreement, dated July 15, 1996, among Dal-Tile International Inc., AEA Investors Inc., DTI Investors LLC, Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and Armstrong Cork Finance Corporation. (Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

+21.1   List of subsidiaries of the Dal-Tile International Inc.

+27.1   Financial Data Schedule

--------------------

+    Filed herewith.

                   -----------------------------------------

(b)   Reports on Form 8-K:
      -------------------
      None.

(c)   Exhibits:
      --------

      See Item 14(a) above.

(d)   Financial Statement Schedule
      ----------------------------
                                                           See Item 14(a) above

                                                                    Exhibit 21.1

                        Subsidiaries of the Registrant

                                                            Jurisdiction of
             Name of Subsidiary                              Incorporation
             ------------------                              -------------

         Dal-Tile Group Inc.                                 Delaware
         Dal-Tile Corporation                                Pennsylvania
         R&M Supplies, Inc.                                  Delaware
         Tileways, Inc.                                      Delaware
         DTM/CM Holdings Inc.                                Delaware
         Dal-Minerals Company                                Delaware
         Dal-Tile of Canada Inc.                             Ontario
         Materials Ceramicos, S.A. de C.V.                   Mexico
         Dal-Tile Mexico, S.A. de C.V.                       Mexico

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1997.

                                      DAL-TILE INTERNATIONAL INC.

                                      By:  /s/ Howard I. Bull
                                           -------------------------

                                           Howard I. Bull
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                        Title                          Date
        ---------                        -----                          ----

/s/ Charles J. Pilliod           Chairman of the Board of         March 26, 1997
---------------------------      Directors
    Charles J. Pilliod, Jr.


/s/ Howard I. Bull               President and Chief              March 26, 1997
---------------------------      Executive Officer and
    Howard I. Bull               Director (Principal
                                 Executive Officer)

/s/ Carlos E. Sala               Executive Vice President         March 26, 1997
---------------------------      and Chief Financial
    Carlos E. Sala               Officer (Principal
                                 Financial and Accounting
                                 Officer)

/s/ John M. Goldsmith            Vice President and Director      March 26, 1997
---------------------------
    John M. Goldsmith


/s/ Henry F. Skelsey             Vice President and Director      March 26, 1997
---------------------------
    Henry F. Skelsey

        Signature                        Title                          Date
        ---------                        -----                          ----

/s/ Douglas D. Danforth          Director                         March 26, 1997
----------------------------
    Douglas D. Danforth


/s/ Drew Lewis                   Director                         March 26, 1997
----------------------------
    Drew Lewis


/s/ Vincent A. Mai               Director                         March 26, 1997
----------------------------
    Vincent A. Mai


/s/ George A. Lorch              Director                         March 26, 1997
----------------------------
    George A. Lorch


/s/ Frank A. Riddick III         Director                         March 26, 1997
----------------------------
    Frank A. Riddick III


/s/ Robert J. Shannon, Jr.       Director                         March 26, 1997
----------------------------
    Robert J. Shannon, Jr.

                          Dal-Tile International Inc.

                 Item 14(a) - Index to Consolidated Financial
                  Statements and Financial Statement Schedule

          Years ended January 3, 1997 and December 31, 1995 and 1994


                                    CONTENTS

Report of Independent Auditors...................................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheets at January 3, 1997 and December 31, 1995.............  F-3
Consolidated Statements of Operations for each of the three years in the period ended January 3, 1997...........................................................  F-5
Consolidated Statements of Stockholders' Equity for each
 of the three years in the period ended January 3, 1997..........................  F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended January 3, 1997...........................................................  F-7
Notes to Consolidated Financial Statements.......................................  F-8

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts..................................  S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors
Dal-Tile International Inc.

We have audited the accompanying consolidated balance sheets of Dal-Tile International Inc. (the Company) as of January 3, 1997 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dal-Tile International Inc. at January 3, 1997 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ Ernest & Young LLP

Dallas, Texas
February 21, 1997

                          Dal-Tile International Inc.

                          Consolidated Balance Sheets

                                          JANUARY 3,  DECEMBER 31,
                                             1997         1995
                                          -------------------------
                                               (In Thousands)
ASSETS
Current assets:
  Cash                                      $  9,999      $ 72,965
  Trade accounts receivable                  123,586       103,909
  Inventories                                142,413       109,444
  Prepaid expenses                             2,838         3,872
  Other current assets                        15,480        17,898
                                          -------------------------
Total current assets                         294,316       308,088

Property, plant, and equipment, at cost:
  Land                                        17,403        19,444
  Leasehold improvements                      10,347         8,567
  Buildings                                   78,360        63,065
  Machinery and equipment                    126,830       104,520
  Construction in process                     29,036        14,400
                                          -------------------------
                                             261,976       209,996

Accumulated depreciation                      58,350        42,073
                                          -------------------------
                                             203,626       167,923

Goodwill, net of amortization                157,251       162,016
Finance costs, net of amortization             3,683         6,432
Tradename and other assets                    29,621        27,934
                                          -------------------------
Total assets                                $688,497      $672,393
                                          =========================



                                          JANUARY 3,   DECEMBER 31,
                                             1997          1995
                                          -------------------------
                                               (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                  $  38,827      $  38,755
   Accru expenses                             27,809         27,983
   Accrued interest payable                    3,293         17,398
   Current portion of long-term debt          32,823         47,047
   Income taxes payable                        2,342              -
   Deferred income taxes                       1,367          3,981
   Other current liabilities                   7,036         20,796
                                          -------------------------
Total current liabilities                    113,497        155,960


Long-term debt                               433,035        480,769
Other long-term liabilities                   24,369         25,023
Deferred income taxes                          2,027          1,002


Commitments and contingencies

Stockholders' equity:
   Common stock                                  534             41
   Additional paid-in capital                436,100        334,035
   Accumulated deficit                      (260,650)      (266,004)
   Currency translation adjustment           (60,415)       (58,433)
                                          -------------------------
Total stockholders' equity                   115,569          9,639
                                          -------------------------
Total liabilities and stockholders'
 equity                                    $ 688,497      $ 672,393
                                          =========================

See accompanying notes.

                          Dal-Tile International Inc.

                     Consolidated Statements of Operations

                                                         YEAR ENDED
                                        -----------------------------------------
                                          JANUARY 3,   DECEMBER 31,  DECEMBER 31,
                                             1997          1995          1994
                                        -----------------------------------------
                                                      (In Thousands)
Net sales                                   $720,236       $474,812      $506,309
Cost of goods sold                           369,731        225,364       268,272
                                        -----------------------------------------
                                             350,505        249,448       238,037
Operating expenses:
   Transportation                             47,125         33,535        32,068
   Selling, general and
     administrative                          190,911        134,193       132,887
   Provision for merger integration
     charges                                   9,000         22,430             -
Amortization of goodwill and
   tradename                                   5,605          4,765         4,765
                                        -----------------------------------------
Total expenses                               252,641        194,923       169,720
                                        -----------------------------------------
Operating income                              97,864         54,525        68,317

Interest expense                              46,338         55,453        53,542
Interest income                                1,685          1,250         1,403
Other income                                     129          2,994         1,341
                                         -----------------------------------------
Income before income taxes and
 extraordinary item                           53,340          3,316        17,519
Income tax provision                          18,914          1,176        10,614
                                        -----------------------------------------
Income before extraordinary item              34,426          2,140         6,905
Extraordinary item - loss on early
  retirement of debt, net of taxes           (29,072)             -             -
                                        -----------------------------------------
Net income                                  $  5,354       $  2,140      $  6,905
                                        =========================================
Income before extraordinary item per
  common share                                 $0.69          $0.07         $0.23
Extraordinary item                             (0.58)             -             -
                                        -----------------------------------------
Net income per common share                    $0.11          $0.07         $0.23
                                        =========================================

Average outstanding common and
  equivalent shares                           50,053         30,174        30,170
                                        =========================================

See accompanying notes.

                          Dal-Tile International Inc.

                Consolidated Statements of Stockholders' Equity


                                                 COMMON STOCK
                           ------------------------------------------------------  CONVERTED
                             CLASS   CLASS BCLASS   CLASS   CLASS   CLASS            COMMON
                               A              C       D       E       F              STOCK
                           -------------------------------------------------------------------
                                                                         (In Thousands)
Balance at December 31,       $ 10   $   -    $ 3    $ 10     $ 1     $ 1               -
 1993
 Net income                      -       -      -       -       -       -               -
 Proceeds from sale of stock     -       -      -       -       -       -               -
Currency translation
 adjustment                      -       -      -       -       -       -               -
                           ----------------------------------------------------------------
Balance at December 31,         10       -      3      10       1       1               -
 1994
 Net income                      -       -      -       -       -       -               -
 Stock issued in connection
  with the AO Acquisition        6       -      2       6       1       1               -

Currency translation
 adjustment                      -       -      -       -       -       -               -
                           ----------------------------------------------------------------
Balance at December 31,         16       -      5      16       2       2               -
 1995
 Net income                      -       -      -       -       -       -               -
 Stock conversion              (16)      -     (5)    (16)     (2)     (2)            454
 Proceeds from AWI in
  connection with the AO
  Acquisition                    -       -      -       -       -       -               -
Stock issued in connection
 with the Initial Public
 Offering                        -       -      -       -       -       -              80
Currency translation
 adjustment                      -       -      -       -       -       -               -
                           ----------------------------------------------------------------
Balance at January 3, 1997     $ -     $ -    $ -     $ -     $ -     $ -            $534
                           ================================================================


                           ADDITIONAL                   CURRENCY
                            PAID-IN    ACCUMULATED     TRANSLATION
                            CAPITAL      DEFICIT       ADJUSTMENT      TOTAL
                           --------------------------------------------------
Balance at December 31,     $199,975    $(275,049)     $ (2,400)    $ (77,449)
 1993
 Net income                        -        6,905             -         6,905
Proceeds from sale of stock      500            -             -           500
Currency translation
 adjustment                        -            -       (33,779)      (33,779)
                            -------------------------------------------------
Balance at December 31,      200,475     (268,144)      (36,179)     (103,823)
 1994
Net income                         -        2,140             -         2,140
Stock issued in connection
 with the AO Acquisition     133,560            -             -       133,576
Currency translation
 adjustment                        -            -       (22,254)      (22,254)
                            -------------------------------------------------
Balance at December 31,      334,035     (266,004)      (58,433)        9,639
 1995
 Net income                        -        5,354             -         5,354
 Stock conversion               (413)           -             -             -
 Proceeds from AWI in
  connection with the AO
  Acquisition                    650            -             -           650
Stock issued in connection
 with the Initial Public
 Offering                    101,828            -             -       101,908
Currency translation
 adjustment                        -            -        (1,982)       (1,982)

                            -------------------------------------------------
Balance at January 3, 1997  $436,100    $(260,650)     $(60,415)    $ 115,569
                            ==================================================


See accompanying notes.

                          Dal-Tile International Inc.

                     Consolidated Statements of Cash Flows

                                                          YEAR ENDED
                                        --------------------------------------------
                                          JANUARY 3,   DECEMBER 31,    DECEMBER 31,
                                             1996          1995            1994
                                        --------------------------------------------
                                                     (In  Thousands)
OPERATING ACTIVITIES
Net income                                 $   5,354       $  2,140         $  6,905
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
     Depreciation and amortization            24,017         17,164           17,020
     Extraordinary loss                       29,072              -                -
     Merger integration reserve                    -         22,430                -
     Foreign exchange transaction gain           (59)        (6,067)          (6,564)
     Zero Coupon Notes interest expense            -         10,899            9,700
     Deferred income tax provision
      (benefit)                               13,539         (3,088)             763
     Changes in operating assets and
      liabilities, net of assets and
      liabilities of business acquired:
       Trade accounts receivable             (19,971)         8,581          (13,726)
       Inventories                           (39,607)        (3,580)           1,911
       Other assets                              217         (5,754)           1,695
       Trade accounts payable and
        accrued expenses                       6,854         12,371           14,890
       Accrued interest payable              (14,105)           354              307
       Other liabilities                     (23,995)       (14,787)          (1,431)
                                        --------------------------------------------
Net cash provided by (used in)
 operating activities                        (18,684)        40,663           31,470

INVESTING ACTIVITIES
Expenditures for property, plant, and
 equipment, net                              (42,039)       (29,392)         (14,160)

FINANCING ACTIVITIES

Repayment of previous long-term debt         (51,922)       (22,538)         (36,934)
Borrowings under previous long-term debt      63,723         46,702           28,000
Repayment of previous debt at time of
 refinancing                                (524,757)             -                -
Borrowings of new debt at time of
 refinancing                                 444,000              -                -
Borrowings under new debt after
 refinancing                                   7,000              -                -
Fees and expenses associated with debt
 refinancing                                 (42,765)             -                -
Proceeds from sale of stock and equity
 infusion                                    102,558         27,575              500
                                        --------------------------------------------
Net cash provided by (used in)
 financing activities                         (2,163)        51,739           (8,434)
Effect of exchange rate changes on cash          (80)        (3,022)          (4,694)
                                        --------------------------------------------
Net increase (decrease) in cash              (62,966)        59,988            4,182
Cash at beginning of year                     72,965         12,977            8,795
                                        --------------------------------------------
Cash at end of year                        $   9,999       $ 72,965         $ 12,977
                                        ============================================
See accompanying notes.

                          Dal-Tile International Inc.

                  Notes to Consolidated Financial Statements

                                January 3, 1997



1. ORGANIZATION

Dal-Tile International Inc. (the "Company"), a holding company, owns the outstanding capital stock of its sole direct subsidiary, Dal-Tile Group Inc. (the "Group"), and conducts its operations through the Group. The Group also conducts substantially all of its operations through its subsidiaries. Dal-Tile International Inc., as a stand-alone holding company, has no operations (see
Note 17).

The Group is a multinational manufacturing and distribution company operating in the United States, Mexico, and Canada. The Group offers a full range of glazed and unglazed ceramic tile products and accessories. The Group's products are sold principally through its extensive network of company-operated sales centers. The Group also distributes products through independent distributors as a result of the 1995 acquisition and sells to home center retailers and flooring dealers.

ACQUISITION

On December 29, 1995, the Company completed the acquisition of all of the issued and outstanding stock of American Olean Tile Company, Inc. ("AO"), a wholly owned subsidiary of Armstrong World Industries, Inc. ("AWI") and certain related assets of the Ceramic Tile Operations of AWI (the "AO Acquisition"). The AO Acquisition was accounted for under the purchase method of accounting. As part of the AO Acquisition, AWI paid $28,225,000 in cash to the Company.

In exchange for the stock and assets contributed as part of the AO Acquisition, AWI received 1,513,483 shares of Common Stock of the Company, representing, after giving effect to such issuance, 37% of the then issued and outstanding capital stock of the Company. The fair value of the capital stock issued in connection with the AO Acquisition and the related cash contribution by AWI was approximately $134,225,000 for both financial reporting and income tax purposes. The determination of the fair value of the Company's stock was based on arms'- length negotiations between the Company and AWI. The Company obtained an independent appraisal of the value of the ceramic tile operations acquired from AWI. The financial statements include the assets acquired and liabilities assumed and exclude the results of operations for the year ended December 31, 1995, as the acquisition occurred on December 29, 1995.

                          Dal-Tile International Inc.

1.  ORGANIZATION (CONTINUED)

AO manufactures and markets commercial and residential glazed and unglazed tile for sale to contractors, distributors and home improvement centers in the United States and Canada. The allocation of the purchase price and liabilities assumed is based on an appraisal. Such allocation is as follows:


                                                (IN THOUSANDS)
      Cash contribution received................     $ 28,225
      Trade accounts receivable.................       32,443
      Prepaid expenses..........................        4,920
      Inventories...............................       32,653
      Property, plant and equipment.............       65,304
      Trade name................................       21,100
      Investment in RISA........................        7,000
      Trade accounts payable and accrued........       23,546
       expenses
      Other liabilities.........................       33,874
                                                 ---------------
      Total purchase price......................     $134,225
                                                 ===============


The summarized unaudited pro forma results of operations of the Company for the year ended December 31, 1995 is as follows:

                              YEAR ENDED
                             DECEMBER 31,
                                 1995
                      -----------------------
                        (In Thousands, except
                           per share data)

Net revenues                         $724,446
Net income                             42,614
Net income per share                     0.91

The unaudited pro forma results do not necessarily represent results which would have occurred if the AO Acquisition had taken place on January 1, 1995 nor are they necessarily indicative of the results of future operations. The pro forma results for 1995 reflect cost savings of $24,800,000 resulting from the consolidation of the two companies, but do not reflect $22,430,000 of non-recurring merger integration charges recorded in 1995 in connection with the AO Acquisition.

                          Dal-Tile International Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the consolidation of all accounts of the Company, which includes the Group and the Group's wholly owned subsidiaries:


                                             FORM OF ENTITY


Dal-Tile Group Inc.                       U.S. corporation
Dal-Tile Corporation                      U.S. corporation
R&M Supplies, Inc. ("R&M")                U.S. corporation
Dal-Minerals Company ("Dal-Minerals")     U.S. corporation
Dal-Tile Mexico, S.A. de C.V.
 ("Dal-Tile Mexico")                      Mexican corporation
Materiales Ceramicos, S.A. de C.V.
 ("Materiales")                           Mexican corporation
Dal-Tile of Canada Inc.                   Canadian corporation

Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments to be cash equivalents.

INVENTORIES

U.S. finished products inventories are valued at the lower of cost (last-in, first-out ("LIFO")) or market, while U.S. raw materials and goods-in-process inventories are valued at the lower of cost (first-in, first-out ("FIFO")) or market. Mexican and Canadian inventories are valued at the lower of cost (FIFO) or market.

                          Dal-Tile International Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION

Depreciation for financial reporting purposes is determined using the straight-line method. Estimated useful lives are as follows:

                               YEARS
                           -------------

Leasehold improvements     life of lease
Buildings                        20 - 30
Machinery and equipment           3 - 20

GOODWILL

Goodwill, which represents the excess cost over the fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of 40 years. Accumulated amortization at January 3, 1997 and December 31, 1995, was $57,125,000 and $52,360,000, respectively. The carrying value of goodwill and other long-lived assets is reviewed to determine whether it may be impaired. If an impairment exists, the impairment loss is measured by comparing the fair value of the business unit's long-lived assets to their carrying amount.

FINANCE COSTS

Finance costs incurred in connection with financing are being amortized over the term of the related debt on a straight-line basis. Accumulated amortization at January 3, 1997 and December 31, 1995, was approximately $205,000 and $8,963,000, respectively.

ADVERTISING EXPENSES

Advertising and promotion expenses are charged to income during the year in which they are incurred. Advertising and promotion expenses incurred for the years ended January 3, 1997 and December 31, 1995 and 1994 amounted to $14,627,000, $7,566,000, and $7,473,000, respectively.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the underlying common stock at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in

                          Dal-Tile International Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RETIREMENT PLANS

Dal-Tile Corporation maintains a defined contribution 401(k) plan for eligible employees. A participant may contribute up to 15% of his total annual compensation (annual base pay for union participants) to the plan. Contributions by Dal-Tile Corporation to the plan are at the discretion of its Board of Directors. Currently, the Company matches 50% of any non-union participant's contribution to the plan up to 3% of the employee's total annual compensation. Dal-Tile Mexico and Materiales maintain defined benefit plans for eligible employees with funding policies based on local statutes.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican operations use the Mexican peso as their functional currency. Assets and liabilities are translated from the functional currency into the U.S. dollar using the period-end exchange rates. Income and expense accounts are translated from the functional currency into the U.S. dollar using the average exchange rate for the period. Translation gains or losses are included as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations. The Company experienced foreign currency transaction gains (losses) of ($80,000), $4,100,000, and $2,300,000 for the years ended
January 3, 1997 and December 31, 1995, and 1994, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company is engaged in the manufacturing and distribution of glazed and unglazed ceramic tile products and accessories in the United States and Mexico and the distribution of manufactured products in Canada. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition and often requires payments to its customers to be issued on behalf of the customer and the Company. In addition, the Company frequently obtains liens on property to secure accounts receivable. Credit losses have been within management's expectation. Trade accounts receivable are

                          Dal-Tile International Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

net of an allowance for losses from uncollectible accounts of $12,750,000 and $9,389,000 at January 3, 1997 and December 31, 1995, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period. Common stock equivalents result from outstanding options to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common stock options granted during the 12-month period immediately prior to the initial public offering of the Company's common stock have been included in the calculation of shares used in computing earnings per share as if they were outstanding for all periods presented (using the treasury stock method in calculating equivalent shares).

PRO FORMA NET INCOME PER SHARE (UNAUDITED)

Pro forma net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period, and gives effect of the shares issued in connection with the AO Acquisition as discussed more fully in Note 1. Common stock equivalents result from outstanding options to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common stock options granted during the 12-month period immediately prior to the initial public offering of the Company's common stock have been included in the calculation of shares used in computing earnings per share as if they were outstanding for all periods presented (using the treasury stock method in calculating equivalent shares).

                          Dal-Tile International Inc.

3. INVENTORIES

Inventories consist of the following:

                               JANUARY 3,  DECEMBER 31,
                                  1997         1995
                               ----------  ------------
                                     (In Thousands)

Finished products in U.S.        $118,823      $ 85,988
Finished products in Mexico         3,690         4,303
Finished products in Canada         3,724         3,362
Goods-in-process                    3,516         3,567
Raw materials                      12,660        12,224
                             --------------------------
Total inventories                $142,413      $109,444
                             ==========================

If U.S. finished products inventories were shown at current costs (approximating the FIFO method) rather than at LIFO values, inventories would have been $8,200,000 lower and $2,500,000 lower than reported at January 3, 1997 and December 31, 1995, respectively.

During 1996, inventory quantities in three of the Company's LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the 1996 costs, the effect of which increased net income by approximately $493,000, or $0.01 per share.

4.  OFFERING AND REFINANCING

During the third quarter of 1996, the Company completed an initial public offering (the "Offering") of its common stock and a concurrent private placement of its common stock to a subsidiary of AWI (the "Private Placement"). The Offering of 7,316,343 shares of common stock, including the underwriter over allotment, raised $102,428,802 of gross proceeds with net proceeds, after underwriting commission and expenses, amounting to $92,557,930. The Private Placement of 714,286 shares of common stock raised $10,000,000 of proceeds with total net proceeds from the Offering and Private Placement amounting to $102,557,930. In connection with the Offering and Private Placement, the Company effected a recapitalization of its capital stock. Pursuant to a common stock conversion, all of the classes of the Company's previously outstanding common stock were converted into 45,404,472 shares of a single class of common stock. In addition, all outstanding options to purchase Dal-Tile's capital stock were converted into options to purchase 4,204,747 shares of Common Stock. Concurrently with the Offering, the

                          Dal-Tile International Inc.

4.   OFFERING AND REFINANCING (CONTINUED)

Company entered into a new bank credit agreement (the "New Bank Credit Agreement") which along with the proceeds from the Offering and Private Placement were used to repay substantially all of the Company's debt (collectively, the "Refinancing"). The New Bank Credit Agreement includes a term loan of $275,000,000 and a revolving credit facility of $250,000,000. Had the Offering and Refinancing occurred on January 1, 1996, pro forma net income and earnings per share for the year ended January 3, 1997 would be $15,020,000 and $0.27, respectively. The calculation of pro forma net income and earnings per share takes into account (a) the elimination of historical interest expense on the repaid debt from the beginning of the year to the actual date of the Refinancing, (b) the inclusion of estimated interest expense on the new debt from the beginning of the year to the actual date of the Refinancing, and (c) the amortization of debt issuance fees incurred in the Refinancing over the entire year.

The Company used the net proceeds of the Refinancing: (i) to repay substantially all of its outstanding Zero Coupon Notes at a tender price of approximately 110% of their accreted value, (the Company having previously called for redemption approximately 25% of its then outstanding Zero Coupon Notes); (ii) to repay in full outstanding borrowings by the Group under a previous bank credit agreement (the "Previous Bank Credit Agreement"); (iii) to repay $176,000,000 of its Series A Notes and $100,000,000 of its Series B Notes; and (iv) to pay accrued interest and prepayment premiums on certain debt to be repaid, a $4,000,000 termination fee in connection with the termination of the Company's management agreement with AEA Investors Inc. (the "Termination Fee") and fees and expenses associated with the Refinancing. AEA Investors Inc. is the managing member of DTI Investors LLC, which is a beneficial owner of Common Stock of the Company.

                          Dal-Tile International Inc.

5. LONG-TERM DEBT

Long-term debt consists of the
 following:
                                          JANUARY 3,  DECEMBER 31,
                                                1997          1995
                                        --------------------------
                                               (IN THOUSANDS)

Dal-Tile International Term Loan,
 interest due quarterly at LIBOR plus
 1% (approximately 6.6% at January 3,
 1997), principal due in variable
 quarterly installments through
 December 31, 2002, secured by 100% of
 the capital stock of each material
 subsidiary                                 $275,000    $       --
Dal-Tile International new revolving
 line of credit, interest due quarterly
 at LIBOR plus 1% (approximately 6.6%
 at January 3, 1997), principal due
 December 31, 2002, secured by the
 capital stock of each material
 subsidiary                                  176,000            --
Dal-Tile Corporation Series 1987 and
 1986 Industrial Development Refunding
 and Revenue Bonds, interest due
 monthly at a variable rate not to
 exceed 15% (approximately 4.2% at
 January 3, 1997), bonds redeemable in
 variable annual installments through
 March 1, 2004, secured by certain
 manufacturing facilities                      5,800         6,500
Dal-Tile International Senior Secured
 Zero Coupon Notes                               140        99,078
Dal-Tile Group unsecured Series A Notes           --       220,000
Dal-Tile Group unsecured Series B Notes           --       100,000
Dal-Tile Group unsecured revolving line
 of credit                                        --        91,197
Other                                          8,918        11,041
                                        --------------------------
                                             465,858       527,816
Less current portion                          32,823        47,047
                                        --------------------------
                                            $433,035      $480,769
                                        ==========================

During the third quarter of 1996, the Company paid $27,558,410 out of the cash proceeds from the AO Acquisition to redeem $32,600,000 aggregate principal amount at maturity

                          Dal-Tile International Inc.

5. LONG-TERM DEBT (CONTINUED)

($25,998,392 aggregated accreted value at the redemption date) of the Zero Coupon Notes at a redemption price of 106% of their accreted value on the redemption date.

Under the New Bank Credit Agreement, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at January 3, 1997. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

On December 27, 1996, Chase Manhattan Bank of Delaware issued a standby letter of credit in the amount of $1,450,655 under the New Bank Credit Agreement for worker's compensation insurance.

Under the terms of the Industrial Development Refunding and Revenue Bonds, Dal-Tile Corporation is required to maintain certain minimum levels on net worth, current ratio and debt coverage.

Aggregate maturities of long-term debt for the five years subsequent to January 3, 1997 (in thousands), are:

1997    $32,823
1998     42,600
1999     42,451
2000     52,451
2001     51,992

Total interest cost incurred for the years ended January 3, 1997 and December 31, 1995, and 1994, amounted to approximately $47,706,000, $56,699,000, and
$54,208,000, respectively, of which approximately $1,368,000, $1,246,000, and $666,000, respectively, was capitalized to property, plant and equipment. Total interest paid, net of interest received, was $52,857,000, $43,460,000, and $42,446,000 for the years ended January 3, 1997 and December 31, 1995, and 1994, respectively.

                          Dal-Tile International Inc.

6.  EXTRAORDINARY ITEM

In connection with the refinancing and early extinguishment of debt, the Company recorded an extraordinary charge of $44,800,000 ($29,072,000, net of tax), for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and the Termination Fee.

7. CAPITAL STRUCTURE

Common stock consists of the following:

                                          JANUARY 3,  DECEMBER 31,
                                             1997         1995
                                          ------------------------
                                               (In Thousands)

Common stock, $0.01 par value
 (post-common stock conversion) -
 authorized shares - 200,000,000,
 issued and outstanding shares -
 53,435,101 at January 3, 1997                 $ 534   $         -
Common stock, $0.01 par value
 (pre-common stock conversion) -
 authorized shares - 6,584,207, issued
 and outstanding shares - 4,090,493 at
 December 31, 1995                                 -            41
                                        --------------------------
                                               $ 534   $        41
                                        ==========================

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, including the election of directors. Holders of common stock do not have cumulative voting rights and, therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. In such event, the holders of the remaining shares will not be able to elect any directors. At January 3, 1997, the Company has authorized 11,100,000 shares of preferred stock.

Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor, after payment of dividends required to be paid on outstanding preferred stock, if any, and subject to the terms of the agreements governing the Company's long-term debt. In the event of the liquidation, dissolution, or winding up of Dal-Tile, the holders of common stock are entitled to share pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding, if any. The common stock has no preemptive, conversion or redemption rights and is not subject to further calls or assessments by Dal-Tile.

                          Dal-Tile International Inc.

8.  PROVISION FOR MERGER INTEGRATION CHARGES - YEAR ENDED JANUARY 3, 1997

In the first quarter of 1996, the Company recorded an integration charge of $9,000,000 in connection with the AO Acquisition and the Company's merger integration plan. The charge was for closings of duplicative sales centers, duplicative distribution centers, elimination of overlapping positions and the closing of a manufacturing facility. The Company expects to complete these actions during 1997. The primary components of the charge are $7,400,000 for lease commitments, $1,300,000 for severance and employee contracts and $300,000 for shut down costs of the closed facilities. The leases are primarily associated with sales centers that are expected to close by the first quarter of fiscal year 1997 and expire over the next three-to-five years.

9. PROVISION FOR MERGER INTEGRATION CHARGES - YEAR ENDED DECEMBER 31, 1995

In the fourth quarter of 1995, the Company recorded a pre-tax charge of $22,430,000 for the revaluation of certain assets in connection with the AO Acquisition and the Company's merger integration plan (Note 1). The primary component of the charge was a write down of duplicate management information systems, including future lease commitments on system hardware of $15,750,000. As a result of the AO Acquisition, the Company is combining two independent systems into one fully integrated system, utilizing the management information system of AO. The Company will discontinue the use of its current information system during 1997. The operating leases related to such software will expire over the next three years. In addition, the Company has recorded a charge of $5,400,000 for inventory revaluation as a result of the elimination of certain product lines that will be discontinued as a result of the AO Acquisition, as well as a general SKU reduction that occurred in 1996. The Company recorded a charge of $1,280,000 in connection with closure of certain duplicative sales service centers. The Company expects to complete its sales centers consolidation by the first quarter of fiscal year 1997. The noncash portion of the charge, $20,200,000, represents the write-down of certain equipment and the revaluation of inventory. The cash portion of the merger integration charge is $2,230,000 which primarily consists of leasehold commitments on equipment.

                          Dal-Tile International Inc.

10. INCOME TAXES

Income (loss) before income taxes and extraordinary items relating to operations is as follows:

                                                         YEAR ENDED
                                        ------------------------------------------
                                          JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                             1997          1995           1994
                                        ------------------------------------------
                                                       (In Thousands)

United States                                $45,812        $(4,100)       $  (645)
Mexico                                         7,603          7,754         18,261
Other                                            (75)          (338)           (97)
                                        ------------------------------------------
                                             $53,340        $ 3,316        $17,519
                                        ==========================================

The components of the provision for
 income taxes include the following for:

                                                         YEAR ENDED
                                        ------------------------------------------
                                          JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                                1997           1995           1994
                                        ------------------------------------------
                                                       (In Thousands)

U.S. federal - current                    $        -   $        -     $         -
U.S. state - current                           3,060          2,179          2,474
U.S. deferred                                 (1,590)             -              -
                                        ------------------------------------------
                                               1,470          2,179          2,474

Mexico - current                               1,716          1,471          6,615
Mexico - deferred                                  -         (2,474)         1,525
                                        ------------------------------------------
                                               1,716         (1,003)         8,140
                                        ------------------------------------------
Total with extraordinary item                  3,186          1,176         10,614
Tax effect of extraordinary item              15,728              -              -
                                        ------------------------------------------
Total before extraordinary item              $18,914        $ 1,176        $10,614
                                        ==========================================

                          Dal-Tile International Inc.

10. INCOME TAXES (CONTINUED)

Principal reconciling items from income tax computed at the U.S. statutory rate of 35% for the years ended January 3, 1997 and December 31, 1995 and 1994 are as follows:

                                                YEAR ENDED
                               ------------------------------------------
                                 JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                    1997          1995           1994
                               ------------------------------------------
                                              (In Thousands)

Provision at statutory rate        $  2,989        $ 1,161        $ 6,132
Amortization of goodwill              1,668          1,668          1,668
State income tax                      3,751          1,416          1,676
Loss not benefited (utilized)            26          1,436           (672)
Other                                   260           (399)         1,462
Difference between U.S. and
 Mexico statutory rate                 (945)        (4,106)           348
Valuation allowance                 (10,134)             -              -
Non-repatriated earnings              5,571              -              -
                               ------------------------------------------
                                   $  3,186        $ 1,176        $10,614
                               ==========================================

                          Dal-Tile International Inc.

10. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows:

                                          JANUARY 3,  DECEMBER 31,
                                             1997         1995
                                        --------------------------
                                               (In Thousands)
Deferred tax liabilities:
Book basis of PP&E over tax                  $16,324      $ 10,847
Book basis of inventories over tax             1,367         3,981
Book basis of other assets over tax           14,513         1,756
Other, net                                     7,055             8
                                        --------------------------
      Total deferred tax liabilities          39,259        16,592
                                        --------------------------

Deferred tax assets:
Tax basis of other assets over book              210             -
Reserve for merger integration charges             -        10,818
Net operating loss carryforwards              23,465         5,425
Expenses not yet deductible for tax           12,190         5,500
                                        --------------------------
      Total deferred tax assets               35,865        21,743
Valuation allowance for deferred tax               -       (10,134)
 assets
                                        --------------------------
Net deferred tax assets                       35,865        11,609
                                        --------------------------
Net deferred tax liabilities                 $ 3,394      $  4,983
                                        ==========================

The change in the valuation allowance during the year ended January 3, 1997 was a decrease of $10,134,000. The Company expects to have sufficient taxable earnings in the future to realize its net deferred tax assets recorded as of January 3, 1997. Accordingly, the Company believes that a deferred tax valuation allowance is not required at January 3, 1997.

The Company has a U.S. loss carryforward for regular tax purposes of approximately $67,042,000, which expires in 2008-2010.

Total income tax payments, net of refunds received, during the years ended January 3, 1997 and December 31, 1995 and 1994 were $1,989,000, $6,145,000, and
$5,842,000, respectively.

                          Dal-Tile International Inc.

10. INCOME TAXES (CONTINUED)

A company operating in Mexico is generally required by law to contribute 10% of pre-tax profits (subject to certain adjustments) directly to employees. These mandatory charges were not deductible for Mexican income tax purposes during the years ended January 3, 1997 and December 31, 1995 and 1994 and, for financial statement presentation purposes, have been classified as components of income tax expense. Total tax provision amounts accrued by Dal-Tile Mexico and Materiales for this obligation amounted to approximately $1,716,000, $1,500,000, and $2,200,000 for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively.

11. RELATED PARTY TRANSACTIONS

AEA Investors Inc., provided management, consulting, and financial services to the Company for fees and expenses. The Company has incurred fees and expenses for such services of $485,000, $991,000, and $1,015,000 for the three years ended January 3, 1997 and December 31, 1995, and 1994, respectively. Such services included, but were not necessarily limited to, advice and assistance concerning the strategy, planning, and financing of the Company, as needed from time to time. Such management arrangement was terminated during 1996, and AEA Investors was paid a termination fee of $4,000,000 in connection therewith. Certain directors and officers of the Company also serve as officers of AEA Investors Inc.

12. STOCK OPTION PLAN

The Company has a stock option plan (the "Plan") that provides for the granting of options for up to 4,836,425 shares of its common stock to key employees of Dal-Tile Corporation and its subsidiaries and affiliates. As stated previously in Note 4, pursuant to a common stock conversion, all outstanding options to purchase Dal-Tile's capital stock (378,806 outstanding options at the time of the conversion) were converted into options to purchase 4,204,747 shares of Common stock. Options granted under the Plan prior to January 1, 1996 vest 20% at the date of the grant and 20% on each successive anniversary of the date of the grant until fully vested. Options granted on or after January 1, 1996 vest 25% at the date of the grant and 25% on each successive anniversary of the date of the grant until fully vested. In each case, the options expire on the tenth anniversary of the date of the grant; however, these terms may be modified on an individual grant basis at the discretion of the Company's Board of Directors.

                          Dal-Tile International Inc.

12. STOCK OPTION PLAN (CONTINUED)

Stock option activity under the Plan is summarized as follows (option data shown below is after giving effect to the Company's options conversion):

                                    NUMBER OF SHARES   TOTAL OPTION PRICE     WTD. AVG.
                                                                            EXERCISE PRICE
                                  --------------------------------------------------------

Outstanding at December 31, 1993           2,499,420          $22,517,300           $ 9.01
  Granted                                    555,000            5,000,000             9.01
  Canceled                                   (33,300)            (300,000)            9.01
                                  --------------------------------------------------------
Outstanding at December 31, 1994           3,021,120           27,217,300             9.01
  Granted                                     61,050              550,000             9.01
  Canceled                                  (486,823)          (4,385,800)            9.01
                                  --------------------------------------------------------
Outstanding at December 31, 1995           2,595,347           23,381,500             9.01
  Granted                                  1,695,535           17,294,604            10.20
  Canceled                                  (185,048)          (1,667,100)            9.01
                                  --------------------------------------------------------
Outstanding at January 3, 1997             4,105,834          $39,009,004           $ 9.50
                                  ========================================================

The Company has reserved 4,836,425 shares of Common Stock for options, 730,591 of which are ungranted at January 3, 1997, and are for future issuance under the Plan.

At January 3, 1997 and December 31, 1995 and 1994, there were 2,986,372 options exercisable at a weighted average exercise price of $9.30, 2,128,436 options exercisable at a weighted average exercise price of $9.01, and 2,344,653 options exercisable at a weighted average exercise price of $9.01, respectively.

The following table summarizes information with regard to stock options outstanding at January 3, 1997:

                              WTD. AVG.
    EXERCISE    OPTIONS       REMAINING
     PRICE    OUTSTANDING  CONTRACTUAL LIFE
  -----------------------------------------

      $ 9.01    2,410,299  4.80 years

        9.91    1,645,535  9.01 years

       19.75       50,000  10.00 years

                          Dal-Tile International Inc.

12. STOCK OPTION PLAN (CONTINUED)

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan, and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                           YEAR ENDED
                                    JANUARY 3,  DECEMBER 31,
                                       1997         1995
                                  --------------------------

Net income - as reported                $5,354        $2,140

Net income - pro forma                   3,827         2,088

Earnings per share - as reported          0.11          0.07

Earnings per share - pro forma            0.08          0.07

The pro forma effects on net income for the years ended January 3, 1997 and December 31, 1995 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted average fair value at date of grant for options granted during the years ended January 3, 1997 and December 31, 1995 was $2.93 and $3.38 per option, respectively. The fair value of the options at the date of grant was estimated using the Binomial model with the following weighted average assumptions:

                          Dal-Tile International Inc.

12. STOCK OPTION PLAN (CONTINUED)

                                 YEAR ENDED
                         JANUARY 3,   DECEMBER 31,
                            1997          1995
                       ---------------------------

Expected life (years)             3              4

Interest rate                  5.08%          7.52%

Volatility                     33.6%          33.6%

Dividend yield                 0.00%          0.00%

13. COMMITMENTS AND CONTINGENCIES

Dal-Tile Corporation leases substantially all of its sales service centers and various warehouse, manufacturing, and transportation equipment under terms of noncancelable operating leases. The minimum aggregate annual lease payments subsequent to January 3, 1997, are as follows (in thousands):

1997          $16,084
1998           12,991
1999            9,905
2000            6,528
2001            3,086
Thereafter      5,305
            ---------
              $53,899
            =========


Rental expense amounted to approximately $24,166,000, $16,427,000, and $14,603,000 for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively.

The Company is subject to federal, state, and local laws and regulations relating to the environment and to work places. Laws that affect or could affect the Group's United States operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Occupational Safety and Health Act. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

                          Dal-Tile International Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company, in the past, has disposed or arranged for the disposal, of substances which are now characterized as hazardous, and currently is engaged in the cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves which management believes are adequate to cover liabilities the Company is likely to incur with respect to such investigations and cleanup activities, taking into account current information available to the contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

The Company is also a defendant in various lawsuits arising from normal business activities.

In the opinion of management, the ultimate liability likely to result from the contingencies described above is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations and liquidity.

14. GEOGRAPHIC AREA OPERATIONS

The Company currently conducts its business in one industry segment, engaging in the manufacturing and distribution of glazed and unglazed ceramic tile products and accessories. The Company operates manufacturing facilities in the United States and Mexico and distributes products through wholly owned sales service centers in the United States and Canada and nonaffiliated distributors in the United States and Mexico. Intercompany sales between geographic areas are accounted for at amounts that are generally above cost and in compliance with rules and regulations of governing tax authorities. Such intercompany sales are eliminated in the consolidated financial statements.

                          Dal-Tile International Inc.

14.  GEOGRAPHIC AREA OPERATIONS (CONTINUED)

Financial information by geographical area is summarized below:


                                          JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                             1997          1995           1994
                                        ------------------------------------------
                                                       (In Thousands)

Consolidated revenue:
Unaffiliated customers:
     United States                          $695,532       $446,323       $452,903
     Mexico                                   17,927         23,012         48,594
     Other                                     6,777          5,477          4,812
                                        ------------------------------------------
Total consolidated revenues from
 unaffiliated customers                      720,236        474,812        506,309


Intercompany revenue:
United States                                  4,057          3,174          3,041
Mexico                                        61,526         43,109         55,245
Eliminations                                 (65,583)       (46,283)       (58,286)
                                        ------------------------------------------
Total consolidated revenue                  $720,236       $474,812       $506,309
                                        ==========================================

Consolidated operating income (loss):
United States                               $ 90,175       $ 48,874       $ 52,507
Mexico                                         7,339          6,120         16,283
Eliminations/other                               350           (469)          (473)
                                        ------------------------------------------
Total consolidated operating income         $ 97,864       $ 54,525       $ 68,317
                                        ==========================================

Consolidated identifiable assets:
United States                               $623,444       $618,328       $412,292
Mexico                                        54,889         38,585         65,955
Eliminations/other                            10,164         15,480         10,170
                                        ------------------------------------------
Total consolidated identifiable assets      $688,497       $672,393       $488,417
                                        ==========================================

                          Dal-Tile International Inc.

15. FINANCIAL INSTRUMENTS

The carrying amounts of cash, trade accounts receivable and trade accounts payable approximate fair value because of the short maturity of those instruments. The carrying amount of the Company's long-term debt approximates its fair value, which the Company estimates based on incremental rates of comparable borrowing arrangements.

16. CHANGE IN FISCAL YEAR

During 1996, the Company changed its fiscal year end from December 31 to a 52 or 53-week year ending on the Friday nearest December 31. Accordingly, the 1996 fiscal year ended on January 3, 1997 (and included 53 weeks) whereas the previous two fiscal years ended on December 31 (and each included 52 weeks).
The change was made to help facilitate the financial closing process.

The effect of the change was to increase net sales for 1996 by approximately
$   6,000,000    . The impact of the change on net income for fiscal year 1996 was not material.


17. CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

Provided below are the condensed unconsolidated financial statements of Dal-Tile International Inc.

                                          JANUARY 3,  DECEMBER 31,
                                             1997         1995
                                          ------------------------
                                               (In Thousands)

Condensed balance sheets:
Cash                                        $     97      $ 30,371
Other assets                                   8,286         3,027
Investment in Dal-Tile Group Inc., net
 of accumulated losses                       108,507        79,343
                                        --------------------------
                                            $116,890      $112,741
                                        ==========================

Senior Secured Zero Coupon Notes            $    140      $ 99,078
Other liabilities                              1,181         4,024
Stockholder's equity                         115,569         9,639
                                        --------------------------
                                            $116,890      $112,741
                                        ==========================

                          Dal-Tile International Inc.

17. CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         YEAR ENDED
                                        ------------------------------------------
                                          JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                             1997          1995           1994
                                        ------------------------------------------
                                                       (In Thousands)
Condensed statements of income:
Equity in net income of Dal-Tile Group
 Inc.                                       $ 11,841        $14,125        $17,855

Other expense (income)                          (511)           450            566
Interest income                                  921            142             98
Interest expense                               7,919         11,677         10,482
                                        ------------------------------------------
Net income                                  $  5,354        $ 2,140        $ 6,905
                                        ==========================================


                                                         YEAR ENDED
                                        ------------------------------------------
                                          JANUARY 3,   DECEMBER 31,   DECEMBER 31,
                                                1997           1995           1994
                                        ------------------------------------------
Condensed statements of cash flows:
Cash flow used in operating activities
                                            $ (6,303)       $  (687)       $  (327)

Financing activities:
Proceeds from sale of stock and equity
 infusion                                    102,558         27,575            500

Investment in the Group                      (18,134)             -              -
Fees and expenses incurred in debt
 refinancing                                  (9,457)             -              -

Repayment of long-term debt at time of
 refinancing                                 (98,938)             -              -

                                        ------------------------------------------

Net increase (decrease) in cash              (30,274)        26,888            173
Cash at beginning of period                   30,371          3,483          3,310
                                        ------------------------------------------
Cash at end of period                       $     97        $30,371        $ 3,483
                                        ==========================================

                          Dal-Tile International Inc.

18.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 3, 1997 and December 31, 1995:

                                           FIRST     SECOND     THIRD     FOURTH
                                          QUARTER   QUARTER    QUARTER    QUARTER
                                        -----------------------------------------
                                           (In thousands, except per share data)

Year ended January 3, 1997:
 Net sales                                $170,674  $180,849  $184,386   $184,327
 Gross profit                               82,734    85,334    90,602     91,835
 Operating income before non-recurring
  charges                                   23,224    21,927    31,072     30,641
 Income before extraordinary item              930     4,889    13,175     15,432
 Extraordinary item, net of taxes                -         -   (29,072)         -
 Net income (loss)                             930     4,889   (15,897)    15,432

 Per share:
  Income before extraordinary item            0.02      0.10      0.26       0.28
  Extraordinary item                             -         -     (0.57)         -
  Net income (loss)                           0.02      0.10     (0.31)      0.28

Year ended December 31, 1995:
 Net sales                                $119,353  $116,602  $117,991   $120,866
 Gross profit                               61,243    61,414    62,570     64,221
 Operating income before non-recurring
  charges                                   16,577    19,380    20,493     20,505
 Net income (loss)                             826     4,481     6,171     (9,338)
 Net income (loss) per share                  0.03      0.15      0.21      (0.31)


The sum of quarterly per share amounts does not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average of common and common equivalent shares outstanding. Share amounts used in the calculation of net income (loss) per share amounts above are after giving effect to the Company's common stock conversion.

                                                                     SCHEDULE II


                          DAL-TILE INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS

          Years Ended January 3, 1997 and December 31, 1995 and 1994


Allowance for losses from Uncollectible Accounts:

                                                    (c)
                    Additions                       DTI               (b) (c)
        Balance at  Charged to                  (without AO)             AO               DTI
        Beginning   Costs and       (a)          Balance at          Balance at       Balance at
        of Period    Expenses   Deductions   December 31, 1995   December 31, 1995   End of Period
      --------------------------------------------------------------------------------------------
                                      (Amounts in thousands)
1996      $9,389     $5,781      $2,420                   -                   -         $12,750
1995       3,892      5,111       4,374              $4,629              $4,760           9,389
1994       2,351      6,294       4,753                   -                   -           3,892


----------

(a)     Uncollectible accounts written off, net of recoveries.
(b)     American Olean's Bad Debt Allowance at 12/31/95.
(c) "DTI" means Dal-Tile International Inc. "AO" means American Olean Tile Company, Inc.