Form 10-Q
period 1997-04-04
DAL TILE INTERNATIONAL INC
filed 1997-05-19
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 4, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------

                       Commission file number   33-64140

                          DAL-TILE INTERNATIONAL INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                  13-3548809
--------                                                  ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            identification no.)


                    7834 Hawn Freeway, Dallas, Texas 75217
                    --------------------------------------
                    (Address of principal executive office)
                                  (Zip Code)

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

YES      X         NO
       -----          -----


As of May 15, 1997 the registrant had outstanding 53,435,101 shares of voting common stock, par value $0.01 per share.

                          DAL-TILE INTERNATIONAL INC.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       Page
                                                                     ----


      Item 1 - Financial Statements  (Unaudited)                       3

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9


PART II - OTHER INFORMATION

      Item 5 - Other Information                                      13

      Item 6 - Exhibits and Reports on Form 8-K                       13

                          DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED APRIL 4, 1997 AND MARCH 31, 1996
           (Amounts in Thousands, Except Per Share Data) (Unaudited)

                                         Three Months Ended
                                   ----------------------------
                                     April 4,          March 31,
                                      1997              1996
                                     --------          --------

Net sales                           $167,409          $170,674
Cost of goods sold                    84,221            87,940
                                    --------          --------
Gross profit                          83,188            82,734
Expenses:

         Transportation               11,490             9,957
         Selling, general and
           Administrative             52,994            48,362
         Provision for merger
           integration charge             --             9,000
         Amortization of intangibles   1,401             1,191
                                    --------          --------
Total expenses                        65,885            68,510
                                    --------          --------
Operating income                      17,303            14,224
Interest expense                       8,079            13,843
Interest income                          139               584
Other income                             681               531
                                    --------          --------
Income before income taxes            10,044             1,496
                                    --------          --------
Income tax provision                   3,517               566
                                    --------          --------
Net income                            $6,527              $930
                                    ========          ========

Net income per common share            $0.12             $0.02
                                    ========          ========

Average outstanding common and

  equivalent shares                   55,443            46,795
                                    ========          ========




The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 4, 1997 AND JANUARY 3, 1997

                            (Amounts in Thousands)

                                                    (Unaudited)
                                                      April 4,         January 3
                                                        1997              1997
                                                    -----------      -----------
Assets
Current Assets:

         Cash                                         $    ---            $9,999
         Trade accounts receivable                     132,074           123,586
         Inventories                                   162,606           142,413
         Prepaid expenses                                4,963             2,838
         Other current assets                           17,226            15,480
                                                      --------         ---------
Total current assets                                   316,869           294,316


Property, plant, and equipment, at cost                277,124           261,976

Less accumulated depreciation                           61,709            58,350
                                                      --------         ---------
                                                       215,415           203,626

Goodwill, net of amortization                          156,059           157,251

Finance costs, net of amortization                       3,529             3,683

Tradename and other assets                              30,393            29,621
                                                      --------         ---------

Total assets                                          $722,265          $688,497
                                                      ========         =========





The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                   CONSOLIDATED BALANCE SHEETS  (continued)
                       APRIL 4, 1997 AND JANUARY 3, 1997

                            (Amounts in Thousands)

                                           (Unaudited)
                                             April 4,          January 3
                                               1997              1997
                                           ------------      -------------

Liabilities and Stockholders' Equity

Current Liabilities:

         Trade accounts payable               $23,803           $38,827
         Accrued expenses                      22,753            27,809
         Bank overdrafts                        4,973              --
         Accrued interest payable               3,412             3,293
         Current portion of long-term debt     35,323            32,823
         Income taxes payable                   4,155             2,342
         Deferred income taxes                  1,120             1,367
         Other current liabilities              6,645             7,036
                                            ---------         ---------
Total current liabilities                     102,184           113,497

Long-term debt                                470,739           433,035
Other long-term liabilities                    23,882            24,369
Deferred income taxes                           4,106             2,027

Commitments and contingencies

Stockholders' Equity:

         Common stock, $.01 par value:
             Authorized shares -
             200,000,000; issued and
             outstanding shares - 53,435,101      534               534

         Additional paid-in capital           436,100           436,100
         Accumulated deficit                 (254,123)         (260,650)
         Currency translation adjustment      (61,157)          (60,415)
                                            ---------         ---------
Total stockholders' equity                    121,354           115,569
                                            ---------         ---------
Total liabilities and stockholders' equity   $722,265          $688,497
                                            =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW

          FOR THE THREE MONTHS ENDED APRIL 4, 1997 AND MARCH 31, 1996
                            (Amounts in Thousands)
                                  (Unaudited)


                                                                  Three Months Ended
                                                               --------------------------
                                                               April 4,          March 31,
                                                                 1997              1996
                                                              ----------------------------
Operating Activities
Net income                                                       $6,527              $930
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:

         Depreciation and amortization                            5,134             5,390
         Deferred income tax provision                            1,937                86
         Foreign currency transaction (gain) loss                  (144)              363
         Zero coupon note interest expense                            4             2,919
         Changes in operating assets and liabilities:

                  Trade accounts receivable                      (8,548)           (2,905)
                  Inventories                                   (20,353)           (3,049)
                  Other assets                                   (4,764)           (1,521)
                  Trade accounts payable and accrued expenses   (20,140)          (16,270)
                  Accrued interest payable                          120            (9,472)
                  Other liabilities                              (1,064)            2,561
                                                              ----------        ---------
Net cash used in operating activities                           (41,291)          (20,968)
Investing Activities
Expenditures for property, plant, and equipment, net            (13,888)           (5,673)
                                                              ----------        ---------
Financing Activities
Repayments of long-term debt                                     (7,800)          (44,300)
Borrowings under long-term debt                                  48,000            37,100
                                                              ----------        ---------
Net cash provided by (used in) financing activities              40,200            (7,200)
Effect of exchange rate changes on cash                               7                 7
                                                              ----------        ---------
Net decrease in cash                                            (14,972)          (33,834)
Cash at beginning of period                                       9,999            72,965
                                                              ----------        ---------
Cash (overdraft) at end of period                               ($4,973)          $39,131
                                                              ==========        =========




The accompanying notes are an integral part of the consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three months ended April 4, 1997 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the first quarter, 1997 quarter end is on April 4, 1997.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the three months ended April 4, 1997, are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 3, 1997 annual report on Form 10-K of the Company.

2.    EARNINGS PER SHARE

      Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The average number of shares used in the calculation of earnings per share was 55,443,329 and 46,794,633 for the three months ended April 4, 1997 and March 31,1996, respectively.

3.    INVENTORIES

      Inventories consist of the following at April 4, 1997 and January 3, 1997 (In Thousands):

                                                    April 4,          January 3,
                                                      1997               1997
                                                      ----               ----
                                                   (Unaudited)

      Raw materials                                   $14,706            $12,660
      Work-in-process                                   3,760              3,516
      Finished goods                                  144,140            126,237
                                                      -------          ---------
                                                      $162,606          $142,413
                                                      ========          ========

                           DAL-TILE INTERNATIONAL INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    LONG-TERM DEBT

      Long-term debt consists of the following at April 4, 1997 and January 3, 1997 (In Thousands):


                                                      April 4,            January 3,
                                                        1997                1997
                                                        ----                ----
                                                     (Unaudited)

      Term Loan                                      $267,500              $275,000
      Revolving Credit Loan                           224,000               176,000
      Senior Secured Zero Coupon Note                     143                   140
      Other                                            14,418                14,718
                                                       ------               --------
                                                      506,062               465,858
      Less current portion                             35,323                32,823
                                                       ------           -----------
                                                     $470,739              $433,035
                                                     ========             =========



5.    INCOME TAXES

      The income tax provision reflects effective tax rates of 35% and 38% for the three months ended April 4, 1997 and March 31, 1996, respectively.

6.    MERGER INTEGRATION CHARGES

      In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9,000,000 for the closings of duplicative sales centers, duplicative distribution centers and certain manufacturing facilities, as well as incurrence of severance costs associated with the elimination of overlapping positions. The majority of the charge is related to lease commitments on closed facilities and severance costs.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended April 4, 1997 compared with the three months ended March 31, 1996 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the first quarter of 1997 ended on April 4, 1997. All references herein to the first quarter of 1997 are intended to include the Company's operations through April 4,1997.

The Company completed its acquisition of American Olean in December 1995 (the "AO Acquisition"). Since the AO Acquisition, the Company has been engaged in the complex task of migrating information systems to those previously used by American Olean. The objective of this migration is to achieve the benefits of one fully integrated information system encompassing manufacturing, distribution, and sales.

The Company is behind its originally anticipated timetable in completing the integration of its information systems to one operating system. As a result, the Company has incurred additional costs associated with the completion of this project as well as higher distribution and operating costs in the first quarter of 1997 amounting to approximately $4.5 million. The additional operating costs are expected to continue through the second quarter of 1997. In addition, the Company has seen a negative impact on revenues in the Company-operated sales centers. This distribution channel carries a more extensive product offering and has more complex service requirements. As a result, service in this distribution channel has been most notably affected by the delay in the systems integration. As of April 30, 1997 the Company had converted 156 of its 222 sales centers to the integrated system. As sales centers migrate to the integrated system, the difficulties encountered during the first quarter of 1997 are expected to lessen and service is expected to improve. The delay in completing the systems integration is expected to have a negative impact on full year 1997 results. The Company continues to make progress in the systems integration and anticipates substantial completion of the sales centers conversion by the second half of 1997.

Net Sales

Net sales for the first quarter decreased from $170.7 million in 1996 to $167.4 million in 1997, a decrease of $3.3 million or 1.9%. While U.S. sales in the first quarter of 1997 were comparable to the first quarter of 1996, sales in Mexico decreased $2.1 million to $3.1 million in the first quarter of 1997 from $5.2 million in the first quarter of 1996. Sales decreased due to a larger allocation of the Company's Mexican production to distribution in the United States. The demand for glazed wall and floor tile products remains weak in Mexico due to the economic conditions in Mexico.

In the U.S., sales by volume increased 5% in the first quarter of 1997 as compared to the first quarter of 1996. The shift in channel mix from Company-operated sales centers to the lower priced independent distributors resulted in sales by dollar comparable to 1996. The Company-operated sales centers were negatively impacted by the delay in the systems integration as well as the consolidation of 57 duplicative sales centers since the first quarter of 1996. Average sales by sales center increased from approximately $470,000 in the first quarter of 1996 to approximately $522,000 in the first quarter of 1997.

Gross Profit

Gross profit increased $0.5 million, or 0.5%, to $83.2 million in the first quarter of 1997 from $82.7 million in the first quarter of 1996. Gross margin increased in the first quarter of 1997 to 49.7% from 48.5% in the first quarter of 1996. The increase in gross margin is primarily due to the closings of higher-cost manufacturing facilities in March 1996, as well as other productivity improvements, partially offset by the Company's increased presence in the independent distributor and home center retailer channels. Sales through these channels carry lower gross margins than sales made through the Company's sales service centers, but due to lower operating expense levels, comparable operating margins are achieved.

Expenses

Expenses decreased to $65.9 million in the first quarter of 1997 from $68.5 million in the first quarter of 1996 due primarily to $9.0 million of non-recurring merger integration charges in the first quarter of 1996. Excluding merger integration charges, expenses increased from $59.5 million in the first quarter of 1996 to $65.9 million in the first quarter of 1997. Expenses, excluding merger integration charges as a percentage of sales, increased to 39.4% in the first quarter of 1997 from 34.9% in the first quarter of 1996. The principal reason for the increase in operating expenses, excluding merger integration charges, is $4.5 million from increased distribution and operating costs resulting from the delay in the Company's systems integration and a $1.2 million increase in the leasing costs of the Company's computer system.

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

Operating Income

Operating income increased to $17.3 million in the first quarter of 1997 from $14.2 million in the first quarter of 1996. Operating income, excluding merger integration charges, decreased $5.9 million to $17.3 million in the first quarter of 1997 from $23.2 million in the first quarter of 1996. Operating income, excluding merger integration charges, decreased principally as a result of higher distribution and operating costs resulting from the delay in the Company's systems integration offset in part by higher gross margins.

Interest Expense (Net)

Interest expense (net) decreased to $7.9 million in the first quarter of 1997 from $13.3 million in the first quarter of 1996. Interest expense (net) has decreased as a result of interest savings from the refinancing of the Company's debt concurrent with the initial public offering which occurred in the third quarter of 1996.

Income Taxes

The income tax provision reflects effective tax rates of 35% and 38% for the first quarter of 1997 and 1996, respectively.

Net Income

Net income increased to $6.5 million in the first quarter of 1997 from $0.9 million in the first quarter of 1996. Net income, excluding merger integration charges, was $6.5 million in both the first quarter of 1997 and 1996.

 Liquidity and Capital Resources

Historically, the Company's principal sources of cash are from operating activities and bank borrowings. Cash used in operating activities was $41.3 million for the first quarter of 1997 and $21.0 million for the same period in 1996. Cash was used in the first quarter of 1997 primarily to fund payments of trade accounts payable as a result of the timing of payments to vendors and inventory and trade accounts receivable increases.

Both inventory and trade accounts receivable have been impacted by the delay in the systems integration. Inventories have increased as a result of the manufacturing plants operating at full capacity in order to improve product availability and prepare for anticipated revenue increases in the second quarter due to the seasonal nature of the construction market. It is expected that the fully integrated system will provide improved coordination and inventory management within the Company's distribution network. Additionally, inventories have increased as a result of new product introductions. Trade accounts receivable have increased due to extended terms granted to customers and limited access by sales centers personnel during the systems transition period to certain customer account information. As the systems integration progresses, Company personnel are expected to receive improved access to customer account information to assist in collections.

Expenditures for property, plant and equipment were $13.9 million for the first quarter of 1997. The expenditures were used to fund modifications and start-up costs of the recently acquired floor tile plant in Mt. Gilead, North Carolina, floor tile expansion in Mexico, routine capital improvements and the integration of management information systems after the AO Acquisition. During the next twelve months the Company plans to spend approximately $60 million to expand its manufacturing capacity, improve manufacturing efficiencies, continue integration of management information systems, make leasehold improvements for new sales centers, and routine capital improvements. As of April 4, 1997, the Company had entered into commitments of approximately $20 million for these expansion plans. The Company's ability to continue to expand its manufacturing facilities in the future will be dependent on cash generated from operations, the availability of borrowings under the revolving credit facility and the long-term availability of other financing sources. There can be no assurance that the Company will generate sufficient cash from operations or from other sources to be able to fund these expenditures.

Cash provided by financing activities was $40.2 million for the first quarter of 1997, which reflects borrowings under the Company's revolving credit facility to fund working capital, capital expenditures, interest payments and to repay $7.5 million in principal under its term loan facility.

The Company is in discussions with its bank lenders in connection with amending the Company's current lending arrangements to provide, among other things, additional capacity during the systems transition period, which has resulted in increased demands on the Company's liquidity resources. The Company believes cash flow from operating activities together with borrowings available under its credit facilities, as proposed to be amended, will be sufficient to fund future working capital needs, capital spending requirements, expansion plans and debt service requirements of the Company in the foreseeable future. The completion of the systems integration is expected to improve operations and cash flow in the second half of 1997.

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

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AO Acquisition and prior to January 9, 1990 when AEA Investors Inc., a privately held corporation headquartered in New York, arranged for Dal-Tile International Inc. to acquire all of the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition"). The Company maintains a reserve for remediation relating to environmental conditions and activities prior to the AEA Acquisition, and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and conditions of AWI's indemnification obligations under the AO Acquisition Agreement (as defined), any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at 17%, to be reduced ratably to 8 1/2% by 2005. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the first quarter of 1997 and 1996. Approximately 84% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the first quarter of 1997 operating results; however, the future impact is uncertain at this time.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits
        --------
        27     Financial Data Schedule

 (b)    Reports on Form 8-K.
        -------------------

 No reports on Form 8-K were filed during the quarter ended April 4, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAL-TILE INTERNATIONAL INC.
                                            ---------------------------
                                            (Registrant)

Date:

May 15, 1997                                   /s/ RICHARD D. SEWELL
------------                                ------------------------
                                            Richard D. Sewell
                                            Vice President- Finance