Form 10-Q
period 1997-07-04
DAL TILE INTERNATIONAL INC
filed 1997-08-18
CIK 906611

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 4, 1997
                               ------------------

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------------

                       Commission file number   33-64140
                                              -------------

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

YES      X         NO
     ---------         ----------

As of August 14, 1997, the registrant had outstanding 53,435,101 shares of voting common stock, par value $0.01 per share.

                          DAL-TILE INTERNATIONAL INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
      Item 1 - Financial Statements  (Unaudited)                          3
               Notes to Condensed Consolidated Financial Statements       7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9


PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders       13

      Item 5 - Other Information                                         13

      Item 6 - Exhibits and Reports on Form 8-K                          14

                          DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS & SIX MONTHS ENDED JULY 4, 1997 AND JUNE 30, 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 ----------------------------------         ----------------------------------
                                                    JULY 4,            JUNE 30,                JULY 4,            JUNE 30,
                                                      1997               1996                   1997                1996
                                                 ---------------     --------------         --------------      --------------
Net sales                                              $173,742           $180,849               $341,151            $351,523
Cost of goods sold                                      100,133             95,515                184,350             183,455
                                                 ---------------     --------------         --------------      --------------
Gross profit                                             73,609             85,334                156,801             168,068
Expenses:
     Transportation                                      14,902             11,712                 26,391              21,669
     Selling, general and administrative                 69,197             50,294                122,189              98,445
     Provisions for merger integration charge                --                 --                     --               9,000
     Amortization of intangibles                          1,401              1,401                  2,802               2,802
                                                 ---------------     --------------         --------------      --------------
Total expenses                                           85,500             63,407                151,382             131,916
                                                 ---------------     --------------         --------------      --------------
Operating income (loss)                                 (11,891)            21,927                  5,419              36,152
Interest expense                                          9,280             13,600                 17,359              27,429
Interest income                                              67                551                    206               1,136
Other (income) expense                                      132              1,008                   (548)                491
                                                 ---------------     --------------         --------------      --------------
Income (loss) before income taxes                       (21,236)             7,870                (11,186)              9,368
Income tax provision                                     (7,433)             2,981                 (3,915)              3,549
                                                 ---------------     --------------         --------------      --------------
Net Income (loss)                                      ($13,803)            $4,889                ($7,271)             $5,819
                                                 ===============     ==============         ==============      ==============
Net Income (loss) per common share                       ($0.25)             $0.10                 ($0.13)              $0.12
                                                 ===============     ==============         ==============      ==============
Average outstanding common and
equivalent shares                                        55,144             46,795                 55,327              46,795
                                                 ===============     ==============         ==============      ==============


The accompanying notes are an integral part of the condensed consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                       JULY 4, 1997 AND JANUARY 3, 1997

                            (AMOUNTS IN THOUSANDS)

                                                       (UNAUDITED)
                                                         JULY 4,                      JANUARY 3,
                                                           1997                          1997
                                                     -----------------            --------------------
ASSETS
Current Assets:
     Cash                                                          --                          $9,999
     Trade accounts receivable                                131,299                         123,586
     Inventories                                              179,328                         142,413
     Prepaid expenses                                           2,564                           2,838
     Other current assets                                      16,254                          15,480
                                                     -----------------            --------------------
Total current assets                                          329,445                         294,316

Property, plant, and equipment, at cost                       287,998                         261,976

Less accumulated depreciation                                  62,356                          58,350
                                                     -----------------            --------------------
                                                              225,642                         203,626

Goodwill, net of amortization                                 154,868                         157,251
Finance costs, net of amortization                              7,200                           3,683
Tradename and other assets                                     35,276                          29,621
                                                     -----------------            --------------------
Total assets                                                 $752,431                        $688,497
                                                     =================            ====================




The accompanying notes are an integral part of the condensed consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JULY 4, 1997 AND JANUARY 3, 1997

                            (AMOUNTS IN THOUSANDS)


                                                             (UNAUDITED)
                                                               JULY 4,                   JANUARY 3,
                                                                 1997                       1997
                                                             -------------              -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                       $38,983                    $38,827
     Accrued expenses                                              30,328                     27,809
     Bank overdrafts                                                8,306                         --
     Accrued interest payable                                       2,525                      3,293
     Current portion of long-term debt                              3,952                     32,823
     Income taxes payable                                           2,556                      2,342
     Deferred income taxes                                          1,093                      1,367
     Other current liabilities                                      6,192                      7,036
                                                             -------------              -------------
Total current liabilities                                          93,935                    113,497

Long-term debt                                                    523,553                    433,035

Other long-term liabilities                                        27,213                     26,396

Commitments and contingencies

Stockholders' Equity:
     Common stock, $.01 par value:
         Authorized shares - 200,000,000; issued and
         outstanding shares - 53,435,101                              534                        534
     Additional paid-in capital                                   436,100                    436,100
     Accumulated deficit                                         (267,921)                  (260,650)
     Currency translation adjustment                              (60,983)                   (60,415)
                                                             -------------              -------------
Total stockholders' equity                                        107,730                    115,569
                                                             -------------              -------------
Total liabilities and stockholders' equity                       $752,431                   $688,497
                                                             =============              =============


The accompanying notes are an integral part of the condensed consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 4, 1997 AND JUNE 30, 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                           ----------------------------------
                                                                             JULY 4,              JUNE 30,
                                                                              1997                  1996
                                                                           ------------          ------------
OPERATING ACTIVITIES
Net income (loss)                                                              ($7,271)               $5,819
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                               10,292                11,884
    Provision for losses on accounts receivable                                 10,343                 2,736
    Deferred income tax provision                                               (6,398)                  359
    Foreign currency transaction loss (gain)                                      (280)                  145
    Zero coupon note interest expense                                                8                 5,930
    Changes in operating assets and liabilities:
       Trade accounts receivable                                               (18,089)               (7,191)
       Inventories                                                             (36,857)                 (131)
       Other assets                                                             (6,111)               (2,558)
       Trade accounts payable and accrued expenses                               6,151               (21,233)
       Accrued interest payable                                                   (767)               (2,144)
       Other liabilities                                                        (2,282)               (9,313)
                                                                           ------------          ------------
Net cash used in operating activities                                          (51,261)              (15,697)
INVESTING ACTIVITIES
Expenditures for property, plant, and equipment, net                           (28,671)              (11,188)
FINANCING ACTIVITIES
Borrowings under long-term debt                                                 71,060                37,101
Borrowings under Term B facility                                               125,000                  --
Repayment of long-term debt                                                     (9,589)              (49,630)
Repayment of long-term debt from new credit facility                          (122,000)                 --
Fees and expenses associated with debt refinancing                              (2,824)                 --
                                                                           ------------          ------------
Net cash provided by (used in) financing activities                             61,647               (12,529)
Effect of exchange rate changes on cash                                            (20)                   25
                                                                           ------------          ------------
Net decrease in cash                                                           (18,305)              (39,389)
Cash at beginning of period                                                      9,999                72,965
                                                                           ------------          ------------
Cash at end of period                                                          ($8,306)              $33,576
                                                                           ============          ============


The accompanying notes are an integral part of the condensed consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and six months ended July 4, 1997 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the company's 52/53 week accounting cycle, the second quarter of 1997 ended on July 4, 1997.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the six months ended July 4, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 3, 1997 annual report on Form 10-K of the Company.

      Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.    EARNINGS PER SHARE

      Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits.

3.    INVENTORIES

      Inventories consist of the following at July 4, 1997 and January 3, 1997 (In Thousands):


                                            (Unaudited)
                                               July 4,             January 3,
                                                1997                  1997
                                                ----                  ----

      Raw materials                           $14,421              $12,660
      Work-in-process                           3,751                3,516
      Finished goods                          161,156              126,237
                                             --------            ---------
                                             $179,328             $142,413
                                             ========             ========

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    LONG-TERM DEBT

      Long-term debt consists of the following at July 4, 1997 and January 3, 1997 (In Thousands):

                                               July 4,     January 3,
                                                1997          1997
                                                ----          ---
                                            (Unaudited)

      Term Loan A                              $217,500     $275,000
      Term Loan B                               125,000           --
      Revolving Credit Loan                     167,000      176,000
      Senior Secured Zero Coupon Notes              148          140
      Other                                      17,857       14,718
                                               --------      -------
                                                527,505      465,858
      Less current portion                        3,952       32,823
                                               --------     --------
                                               $523,553     $433,035
                                              =========     ========

      During the second quarter of 1997, the company amended its existing credit facility (as amended, the "Amended Credit Facility") and entered into a $125,000,000 Term B loan facility. The proceeds of the Term B loan were used to repay $50 million of the Term A loan and $72 million of the revolver under the Company's existing revolver credit facility. The Company is required to make annual amortization payments starting in the fourth quarter of 1998. Borrowings under the Amended Credit Facility bear interest at variable rates and the Company is required to maintain certain financial covenants as well as adhere to various affirmative and restrictive covenants.

5.    INCOME TAXES

      The income tax provision reflects effective tax rates of 35% and 38% for the three and six months ended July 4, 1997 and June 30, 1996, respectively.

6.    MERGER INTEGRATION CHARGES

      In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9,000,000 for the closings of duplicative sales centers, duplicative distribution centers, and certain manufacturing facilities, as well as incurrence of severance costs associated with the elimination of overlapping positions. The majority of the charge is related to lease commitments on closed facilities and severance costs.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three and six months ended July 4, 1997 compared with the three and six months ended June 30, 1996 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the second quarter of 1997 ended on July 4, 1997. All references herein to the second quarter of 1997 are intended to include the Company's operations for the three-months ending July 4, 1997.

During the second quarter of 1997 the Company incurred a $24.7 million pre-tax charge primarily for the write-down of trade accounts receivable and inventories. The $24.7 million charge is comprised of $8.4 million in cost of sales and $16.3 million in selling, general and administrative expenses. Earnings for the quarter, excluding the $24.7 million charge, have been adversely affected by increased transportation costs and revenue declines resulting from systems integration delays and sales center consolidation. The Company believes these factors will continue to adversely affect performance for the remainder of 1997.

Net Sales

Net sales for the second quarter decreased to $173.7 million in 1997, from $180.8 million in 1996, a decrease of $7.1 million or 3.9%. Net sales for the six months ended July 4, 1997 decreased to $341.2 million from $351.5 million for the six months ended June 30, 1996, a decrease of $10.3 million or 2.9%. The decrease in net sales was due principally to the negative impact on Company-operated sales centers caused by the delay in systems integration and the consolidation of duplicative sales centers since the second quarter of 1996 from the American Olean Acquisition ("AO Acquisition"). The sales center distribution channel carries a more extensive product offering and has more complex service requirements and consequently has been most impacted by the delays in system integration. Increases in net sales from home centers and the independent distributor channels partially offset the sales center declines.

Gross Profit

Gross profit decreased $11.7 million, or 13.7%, to $73.6 million in the second quarter of 1997 from $85.3 million in the second quarter of 1996. Gross profit decreased to $156.8 million for the six months ended July 4, 1997, from $168.1 million for the six months ended June 30, 1996, a decrease of $11.3 million or 6.7%. The decrease in gross profit is due in part to a $8.4 million charge taken during the second quarter of 1997 for overstocked and potentially unsalable inventories. Gross profit was also negatively impacted by adjustments of $5.6 million from the Company's LIFO (Last-in, First out) method of valuing inventories. The Company expects temporary reductions in production capacity, implemented to improve inventory management, to negatively impact gross margins in the second half of 1997.

Gross margin decreased in the second quarter of 1997 to 42.4% from 47.2% in the second quarter of 1996. Gross margin (excluding the $8.4 million charge taken in the second quarter of 1997) was 47.2% for the three months ended July 4, 1997 and June 30, 1996. Gross margin decreased for the six months ended July 4, 1997 to 46.0% from 47.8% for the comparable period in 1996. Excluding the $8.4 million charge, gross margin increased to 48.4% for the six months ended July 4, 1997 from 47.8% for the same period in 1996. In 1996, gross margin was impacted by the high cost manufacturing facilities which were closed in March 1996. The closing of the Company's high cost facilities in 1996 contributed to the increase in gross margins for the six months ended July 4, 1997; such increase was offset in part by the Company's LIFO adjustments.

Expenses

Expenses increased to $85.5 million in the second quarter of 1997 from $63.4 million in the second quarter of 1996. Expenses in 1997 include a $16.3 million charge in the second quarter primarily to reserve for uncollectible receivables and termination of computer leases. Expenses (excluding the $16.3 million charge taken in the second quarter of 1997) increased to $69.2 for the second quarter of 1997 from $63.4 for the same period in 1996. For the full year, expenses increased to $151.4 million for the six months ended July 4, 1997 from $131.9 million for the six months ended June 30, 1996. Expenses, excluding the $16.3 million charge in 1997 and a $9.0 million merger integration charge in the first quarter of 1996, increased to $135.1 for the six months ended July 4, 1997 from $122.9 for the six months ended June 30, 1996. The increases are due to the continued distribution and operating costs resulting from the delay in systems integration and the consolidation of eleven distribution centers to three mega-distribution centers.

 Expenses as a percent of sales in the second quarter (excluding the charge) increased to 39.8% in 1997 from 35.1% in 1996. For the six months, expenses as a percent of sales (excluding the 1997 and 1996 charges) increased to 39.6% in 1997 from 35.0% in 1996. Expenses as a percent of sales have increased as a result of lower sales and increased expenses.

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

Operating Income (loss)

Operating income decreased to a loss of $11.9 million in the second quarter of 1997 from income of $21.9 million for the same period in 1996. Operating income (excluding the $24.7 million second quarter 1997 charge) decreased to $12.8 in the second quarter of 1997 compared to $21.9 for the same period in 1996. The company had operating income of $5.4 million for the six months ended July 4, 1997 as compared to $36.2 for the six months ended June 30, 1997. For the full year (excluding the charges in 1997 and 1996) operating income decreased to $30.1 million in 1997 from $45.2 million in 1996. The decrease in operating income is due principally to decreased sales, increased costs related to the delay in systems integration and increased transportation costs resulting from the consolidation of the distribution centers.

Interest Expense (Net)

Interest expense (net) decreased to $9.3 million in the second quarter of 1997 from $13.6 million in 1996 and $17.4 million for the six months ended July 4, 1997 from $27.4 million in 1996. Interest expense (net) decreased as a result of interest savings from the refinancing of the Company's debt concurrent with the Company's initial public offering which occurred in the third quarter of 1996.

Income Taxes

The income tax provision reflects effective tax rates of 35% and 38% for the three and six months ended July 4, 1997 and June 30, 1996, respectively.

Net Income (Loss)

As a result of the $24.7 million charge, the company had a net loss in the second quarter of 1997 of $13.8 million as compared to net income of $4.9 million in the second quarter of 1996. Net income in the second quarter of 1997, excluding the $24.7 million charge, was $2.3 million. The company had a net loss of $7.3 million for the six months ended July 4, 1997 as compared to net income of $5.8 million for the six months ended June 30, 1996. Net income (excluding the charges in 1997 and 1996) decreased to $8.8 million in 1997 from $11.4 million in 1996.

Liquidity and Capital Resources

Historically, the Company's principal sources of cash have been from operating activities and bank borrowings. Cash used in operating activities was $51.3 million for the six months ended July 4, 1997 and $15.7 million for the same period in 1996. Cash was used in 1997 principally to fund increases in inventories and trade accounts receivable.

Inventories have increased as a result of multiple inventory systems which limited the management of inventories between sales centers and distribution centers. Inventories have also been impacted by lower sales and new product introductions. The Company recently completed the conversion to one fully integrated system which will improve inventory management. In addition, production levels have been temporarily reduced, which is expected to improve inventory management but will negatively impact gross margins, in the second half of 1997. Trade accounts receivable have increased due to extended terms granted to customers and limited access by sales centers personnel to certain customer account information. Systems improvements have begun to provide sales center personnel improved and more timely data to monitor customer accounts. The company is implementing more stringent credit policies and a combination of centralized and decentralized collection responsibilities. Although progress is being made in inventory and accounts receivable management, there is no certainty that additional writedowns will not be required in the second half of 1997.

During the second quarter, the Company completed a new $125 million Term B loan facility which made certain modifications to its existing credit facility (as amended, the "Amended Credit Facility"). The proceeds of the new term loan were used to repay $50 million of the Term A loan and $72 million of the revolver under the Company's existing revolver credit facility. Total availability as of July 4, 1997 under the Company's revolving credit facility was $83 million. Loans under the Amended Credit Facility bear interest initially at LIBOR plus 1 3/4%. The Company is required to make minimal annual amortization payments in respect to the new term loan starting in the fourth quarter of 1998 with final maturity on December 31, 2003. The Amended Credit Facility includes an additional financial covenant and is being secured by certain assets of the Company. The Company believes cash flow from operating activities, together with borrowings available under the Amended Credit Facility, will be sufficient to fund future working capital needs, capital expenditures, and debt service requirements of the Company in the foreseeable future.

Expenditures for property, plant and equipment were $28.7 million for the six months ended July 4, 1997. The expenditures were used to fund modifications and startup costs of the recently acquired floor tile plant in Mt. Gilead, North Carolina, floor tile expansion in Mexico, routine capital improvements and the integration of management information systems after the AO Acquisition. Capital expenditures during the second half of 1997 will be comprised of the continued integration of management information systems and the completion of expanded manufacturing capacity in El Paso, Texas and Dallas, Texas. The Company's ability to continue to expand its manufacturing facilities in the future will be dependent on cash generated from operations and borrowings under the Amended Credit Facility.

Cash provided by financing activities was $61.6 million for the first half of 1997, which reflects borrowings under the Company's revolving credit facility and the $125 million Term B loan facility.

The Company is involved in various judicial and administrative proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites relating to activities prior to the AO Acquisition in December 1995 and prior to January 9, 1990 when AEA Investors Inc., a privately held corporation headquartered in New York, arranged for Dal-Tile International Inc. to acquire all of the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition"). The Company maintains a reserve for remediation relating to environmental conditions and activities existing prior to the AEA Acquisition, and is entitled to indemnification with respect to certain expenditures incurred in connection with environmental matters. It does not expect the ultimate liability with respect to such investigation and remediation activities to have a material effect on the Company's liquidity and financial condition. In addition, with respect to the investigation and remediation programs relating to environmental conditions and activities prior to the AO Acquisition, the Company believes that, based on currently available information and the terms and conditions of Armstrong World Industries (AWI's) indemnification obligations under the AO Acquisition Agreement (as defined), any liability of AO that is reasonably likely to arise with respect to such sites would not result in a material adverse effect on the Company.


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

Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the six months ended July 4, 1997 and June 30, 1996. Approximately 90% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the six months ended July 4, 1997 operating results, however, the future impact is uncertain at this time.

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of the Company held on May 8, 1997, the shareholders of the Company approved the following proposals:

        To elect ten directors to serve the ensuing year and until their respective successors shall have been duly elected and qualified.

        Directors                    For                  Against
        ---------                    ---                  -------
        Charles J. Pilliod, Jr.      34,146,113           66,950
        Howard I. Bull               34,147,413           65,650
        Douglas D. Danforth          34,146,813           66,250
        Drew Lewis                   34,147,413           65,650
        George A. Lorch              34,146,413           66,650
        Vincent Mai                  34,147,413           65,650
        Frank A. Riddick III         34,146,413           66,650
        Robert J. Shannon            34,146,413           66,650
        Henry F. Skelsey             34,147,213           65,850
        John M. Goldsmith            34,147,413           65,650

        To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 2, 1998.

               For           Against               Abstain
               ---           -------               -------
               34,206,588    21,975                3,500

Item 5.  Other Information

         Cautionary Statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties, systems integration issues and environmental laws and other regulations.

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits
        --------

        27     Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

         No reports on Form 8-K were filed during the quarter ended July 4, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAL-TILE INTERNATIONAL INC.
                                            ---------------------------
                                            (Registrant)

Date:
August 18, 1997                                 /s/  Richard D. Sewell
---------------                             -----------------------------------
                                              Vice President Finance