Form 10-Q
period 1997-10-03
DAL TILE INTERNATIONAL INC
filed 1997-11-17
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  October 3, 1997

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ----------------

                         Commission file number 33-64140
                                                --------

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

YES      X         NO
       -----          ------

As of November 13, 1997, the registrant had outstanding 53,435,101 shares of voting common stock, par value $0.01 per share.

                           DAL-TILE INTERNATIONAL INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page

      Item 1 - Consolidated Financial Statements                          3
               Condensed Notes to Consolidated Financial Statements       7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10


PART II - OTHER INFORMATION

      Item 5 - Other Information                                         15

      Item 6 - Exhibits and Reports on Form 8-K                          15

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE & NINE MONTHS ENDED OCTOBER 3, 1997 AND SEPTEMBER 30, 1996
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          -----------------------------------------------------------------------
                                                          OCTOBER 3,        SEPTEMBER 30,        OCTOBER 3,       SEPTEMBER 30,
                                                             1997              1996                 1997             1996
                                                          ------------     -------------        -------------     ------------
Net sales                                                    $177,731          $184,386             $518,882         $535,910
Cost of goods sold                                            131,461            93,784              315,811          277,240
                                                          ------------     -------------        -------------     ------------
Gross profit                                                   46,270            90,602              203,071          258,670
Expenses:
      Transportation                                           18,673            12,859               45,064           34,523
      Selling, general and administrative                      90,871            45,270              213,060          143,710
      Provisions for merger integration charge                     --                --                   --            9,000
      Amortization of intangibles                               1,401             1,401                4,204            4,204
                                                          ------------     -------------        -------------     ------------
Total expenses                                                110,945            59,530              262,328          191,437
                                                          ------------     -------------        -------------     ------------
Operating income (loss)                                       (64,675)           31,072              (59,257)          67,233
Interest expense                                               11,461            10,817               28,820           38,260
Interest income                                                    30               397                  235            1,530
Other (income) expense                                           (147)              352                 (695)             805
                                                          ------------     -------------        -------------     ------------
Income (loss) before income taxes                             (75,959)           20,300              (87,147)          29,698
Income tax provision                                            4,980             7,125                1,063           10,668
                                                          ------------     -------------        -------------     ------------
Income (loss) before extraordinary item                       (80,939)           13,175              (88,210)          19,030
Extraordinary item - loss on early
    retirement of debt, net of taxes                               --           (29,072)                  --          (29,072)
                                                          ------------     -------------        -------------     ------------
Net loss                                                     ($80,939)         ($15,897)            ($88,210)        ($10,042)
                                                          ============     =============        =============     ============
Income (loss) before extraordinary item
    per comman share                                            (1.51)             0.26                (1.65)            0.39
Extraordinary item                                                 --             (0.57)               --               (0.60)
                                                          ------------     -------------        -------------     ------------
Net loss per common share                                      ($1.51)           ($0.31)              ($1.65)          ($0.21)
                                                          ============     =============        =============     ============
Average outstanding common and

equivalent shares                                              53,435            51,270               53,435           48,567
                                                          ============     =============        =============     ============


            See condensed notes to consolidated financial statements

                           DAL-TILE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 3, 1997 AND JANUARY 3, 1997

                             (AMOUNTS IN THOUSANDS)


                                                        (UNAUDITED)
                                                        OCTOBER 3,                JANUARY 3,
                                                           1997                      1997
                                                     ------------------      ---------------------
ASSETS
Current Assets:

      Cash                                                        $393                     $9,999
      Trade accounts receivable                                113,359                    123,586
      Inventories                                              142,647                    142,413
      Prepaid expenses                                           3,661                      2,838
      Other current assets                                      15,117                     15,480
                                                     ------------------      ---------------------
Total current assets                                           275,177                    294,316




Property, plant, and equipment, at cost                        294,067                    261,976

Less accumulated depreciation                                   68,095                     58,350
                                                     ------------------      ---------------------
                                                               225,972                    203,626





Goodwill, net of amortization                                  153,752                    157,251

Finance costs, net of amortization                               6,899                      3,683

Tradename and other assets                                      31,263                     29,621
                                                     ------------------      ---------------------

Total assets                                                  $693,063                   $688,497
                                                     ==================      =====================


            See condensed notes to consolidated financial statements

                           DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       OCTOBER 3, 1997 AND JANUARY 3, 1997
                             (AMOUNTS IN THOUSANDS)


                                                                      (UNAUDITED)
                                                                       OCTOBER 3,                     JANUARY 3,
                                                                          1997                           1997
                                                                     ----------------               ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Trade accounts payable                                                 $17,520                       $38,827
      Accrued expenses                                                        50,531                        27,809
      Accrued interest payable                                                 2,431                         3,293
      Current portion of long-term debt                                        7,778                        32,823
      Income taxes payable                                                       948                         2,342
      Deferred income taxes                                                    1,367                         1,367
      Other current liabilities                                                4,854                         7,036
                                                                     ----------------               ---------------
Total current liabilities                                                     85,429                       113,497

Long-term debt                                                               550,170                       433,035
Other long-term liabilities                                                   29,356                        26,396

Commitments and contingencies

Stockholders' Equity:

     Common stock, $.01 par value:
          Authorized shares - 200,000,000; issued and
          outstanding shares - 53,435,101                                        534                           534
      Additional paid-in capital                                             436,100                       436,100
      Accumulated deficit                                                   (348,860)                     (260,650)
      Currency translation adjustment                                        (59,666)                      (60,415)
                                                                     ----------------               ---------------
Total stockholders' equity                                                    28,108                       115,569
                                                                     ----------------               ---------------
Total liabilities and stockholders' equity                                  $693,063                      $688,497
                                                                     ================               ===============


            See condensed notes to consolidated financial statements

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 3, 1997 AND SEPTEMBER 30, 1996
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                              -----------------------------------------
                                                                   OCTOBER 3,            SEPTEMBER 30,
                                                                     1997                   1996
                                                              --------------           ----------------
OPERATING ACTIVITIES
Net loss                                                           ($88,210)               ($10,042)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                    17,517                  17,553
    Extraordinary item                                                 --                    29,072
    Provision for losses on accounts receivable                      23,086                   4,298
    Deferred income tax provision                                       (93)                  4,995
    Foreign currency transaction loss (gain)                            289                    (125)
    Changes in operating assets and liabilities:
        Trade accounts receivable                                   (12,813)                (25,724)
        Inventories                                                    (188)                 (7,926)
        Other assets                                                 (6,425)                 (2,887)
        Trade accounts payable and accrued expenses                   2,768                 (11,068)
        Accrued interest payable                                       (863)                (14,302)
        Other liabilities                                            (2,636)                (16,951)
                                                              --------------           -------------
Net cash used in operating activities                               (67,568)                (33,107)
INVESTING ACTIVITIES
Expenditures for property, plant, and equipment, net                (33,590)                (27,821)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                --                    102,558
Borrowings under long-term debt                                     105,498                 444,000
Borrowings under Term B facility                                    125,000                    --
Borrowings under previous bank credit facility                        --                     52,028
Repayment of long-term debt                                         (13,598)               (563,529)
Repayment of long-term debt from Term B facility                   (122,000)                   --
Fees and expenses associated with debt refinancing                   (3,310)                (42,765)
                                                              --------------           -------------
Net cash provided by (used in) financing activities                  91,590                  (7,708)
Effect of exchange rate changes on cash                                 (38)                      2
                                                              --------------           -------------
Net decrease in cash                                                 (9,606)                (68,634)
Cash at beginning of period                                           9,999                  72,965
                                                              --------------           -------------
Cash at end of period                                                  $393                  $4,331
                                                              ==============           =============


            See condensed notes to consolidated financial statements

                          DAL-TILE INTERNATIONAL INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and nine months ended October 3, 1997 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the third quarter of 1997 ended on October 3, 1997.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow, have been included. The results of operations for the nine months ended October 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 3, 1997 annual report on Form 10-K of the Company.

2.    EARNINGS PER SHARE

      Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits.

3.    INVENTORIES

      Inventories consist of the following (In Thousands):

                                    (Unaudited)
                                     October 3,            January 3,
                                        1997                 1997
                                        ----                 ----

      Raw materials                    $11,559              $12,660
      Work-in-process                    4,354                3,516
      Finished goods                   126,734              126,237
                                      --------            ---------
                                      $142,647             $142,413
                                      ========            =========

                           DAL-TILE INTERNATIONAL INC.
                     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LONG-TERM DEBT

      Long-term debt consists of the following (In Thousands):

                                                    (Unaudited)
                                                     October 3,      January 3,
                                                        1997            1997
                                                        ----            ----

      Term Loan A                                     $217,500        $275,000
      Term Loan B                                      125,000              --
      Revolving Credit Loan                            194,000         176,000
      Senior Secured Zero Coupon Notes                     153             140
      Other                                             21,295          14,718
                                                     ---------      ----------
                                                       557,948         465,858
      Less current portion                               7,778          32,823
                                                     ---------      ----------
                                                      $550,170        $433,035

      During the third quarter of 1997, the Company amended certain financial covenants to provide increased flexibility under the existing credit facility (as amended, the "Second Amended Credit Facility"). In connection with the Second Amended Credit Facility the Company's borrowing rate was increased 50 basis points over the previously existing rates (which now range from 2% - 2 1/2% over LIBOR). The Company's borrowing rate is based on a pricing grid which provides for reduced borrowing rates as certain ratios improve. There were no modifications to the existing amortization schedule.

      During the second quarter of 1997, the Company amended its existing credit facility (as amended, the "Amended Credit Facility") and entered into a $125 million Term B loan facility. The proceeds of the Term B loan were used to repay $50 million of the Term A loan and $72 million of the revolver under the Company's existing revolver credit facility. The Company is required to make quarterly payments of $250,000 starting in the first quarter of 1998.

5.    INCOME TAXES

        The Company has a significant year-to-date pre-tax loss and has prior year tax loss carryforwards. Accordingly, the Company has recorded a valuation allowance against the tax benefit associated with its year-to-date pre-tax loss. This valuation allowance will be reassessed in future reporting periods. During the third quarter of 1997 the Company reversed income tax benefits recorded in the first half of 1997.

                          DAL-TILE INTERNATIONAL INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    MERGER INTEGRATION CHARGES

      In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9,000,000 for the closing of duplicative sales centers, duplicative distribution centers, and certain manufacturing facilities and severance costs associated with the elimination of overlapping positions.

7.    EXTRAORDINARY ITEM

      In connection with the refinancing and early extinguishment of debt during the third quarter of 1996, the Company recorded an extraordinary charge of $44,800,000 ($29,072,000, net of tax) for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees, and the termination fee associated with the termination of the Company's management agreement with AEA Investors Inc.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three and nine months ended October 3, 1997 compared with the three and nine months ended September 30, 1996 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the third quarter of 1997 ended on October 3, 1997. All references herein to the third quarter of 1997 are intended to include the Company's operations through October 3, 1997.

During the third quarter of 1997, the Company recorded a $65.4 million (pre-tax and after-tax) charge, primarily for the write-down of obsolete and slow moving inventories, uncollectible trade accounts receivable, other non-productive assets, and costs for restructuring manufacturing, store operations and corporate administrative functions. The charge is comprised of $28.1 million in cost of sales, $3.5 million in transportation expense, and $33.8 million in selling, general and administrative expenses. Total charges for the year of $90.1 million (pre-tax and after-tax), including $24.7 million incurred in the second quarter for the write-down of trade accounts receivable and inventories, are comprised of $36.5 million in cost of sales, $3.5 million in transportation expense, and $50.1 million in selling, general and administrative expenses. Earnings for the three and nine months ended October 3, 1997, excluding such charges, have been adversely affected by the absorption of overhead from decreased production levels and increased transportation expense. The Company believes these factors will continue to adversely affect performance for the remainder of 1997 and potentially into 1998.

In the first quarter of 1996, the Company recorded a pre-tax merger integration charge of $9.0 million for the closing of duplicative sales centers, consolidation of the Company's distribution system, manufacturing facility closings and severance costs associated with the elimination of overlapping positions.

Net Sales

Net sales for the third quarter decreased $6.7 million, or 3.6%, to $177.7 million in 1997, from $184.4 million in 1996. Net sales for the nine months ended October 3, 1997 decreased $17.0 million, or 3.2%, to $518.9 million from $535.9 million for the nine months ended September 30, 1996. The decrease in net sales was due principally to the negative impact on company-operated sales centers caused by the delay in systems integration and the consolidation throughout 1996 of redundant sales centers from the American Olean Acquisition ("AO Acquisition"). Same store sales increased 3.9% for the quarter and 7.7% for the nine months ended October 3, 1997 as compared to comparable periods in 1996.

Gross Profit

Gross profit decreased $44.3 million, or 48.9%, to $46.3 million in the third quarter of 1997 from $90.6 million in the third quarter of 1996. Gross profit decreased $55.6 million or 21.5%, to $203.1 million for the nine months ended October 3, 1997 from $258.7 million for the nine months ended September 30, 1996. The decrease for the three and nine months ended October 3, 1997 is due in part to charges taken during the second and third quarters of 1997 for obsolete and slow moving inventories. Sales declines and decreases in production levels resulting in higher per unit manufacturing costs also adversely impacted gross profit.

Gross margin (excluding the 1997 third quarter charge) decreased in the third quarter of 1997 to 41.8% from 49.1% in the third quarter of 1996, and gross margin (excluding the 1997 second and third quarter charges) decreased for the nine months ended October 3, 1997 to 46.2% from 48.3% for the comparable period in 1996. Decreased production levels during the third quarter negatively impacted gross margin for the three and nine months ended October 3, 1997 as compared to the comparable periods in 1996. The Company believes these factors will continue to adversely affect performance for the remainder of 1997 and potentially into 1998.

Expenses

Expenses increased $51.4 million, or 86.4%, to $110.9 million in the third quarter of 1997 from $59.5 million in the third quarter of 1996. Expenses increased $70.9 million, or 37.0%, to $262.3 million for the nine months ended October 3, 1997 from $191.4 million for the nine months ended September 30, 1996. Expenses in the third quarter of 1997 increased as a result of the charges, increased premium freight costs to consolidate distribution centers, costs to reposition inventories, higher fixed costs for information technology and costs to complete the American Olean integration. For the nine months ended October 3, 1997, expenses also increased from the consolidation of eleven distribution centers to three mega-distribution centers.

Expenses as a percent of sales in the third quarter (excluding the 1997 third quarter charge) increased to 41.4% in 1997 from 32.3% in 1996. Expenses as a percent of sales for the nine months ended October 3, 1997, (excluding the 1997 second and third quarter charges and the 1996 merger integration charge) increased to 40.2% in 1997 from 34.0% in 1996. These increases are the result of the increased expenses described above and lower sales.

Operating Income (loss)

Operating income (loss) decreased to a loss of $64.7 million in the third quarter of 1997 from income of $31.1 million for the same period in 1996. Operating income decreased to a loss of $59.3 million for the nine months ended October 3, 1997 as compared to income of $67.2 million for the nine months ended September 30, 1996. Operating income for the three and nine months ended October 3, 1997 decreased as a result of the charges, reduced sales, absorption of overhead from decreased production levels and increased expenses.

In connection with a stock appreciation rights plan implemented for certain members of Company management, the Company expects to record non-cash expense of $5.9 million in the fourth quarter of 1997, $4.8 million in 1998 and $1.9 million in 1999.

Interest Expense (Net)

Interest expense (net) increased $1.0 million, or 9.7%, to $11.4 million in the third quarter of 1997 from $10.4 million in 1996 and decreased $8.1 million, or 22.2%, to $28.6 million for the nine months ended October 3, 1997 from $36.7 million in 1996. Interest expense (net) increased during the third quarter of 1997 due to fees from the third quarter amendment of the Company's existing credit facility (the "Second Amended Credit Facility") and higher borrowing rates. Interest expense decreased for the nine months ended October 3, 1997 as a result of interest savings from the refinancing of the Company's debt concurrent with the Company's initial public offering which occurred in the third quarter of 1996.

Income Taxes

The Company has a significant year-to-date pre-tax loss and has prior year tax loss carryforwards. Accordingly, the Company has recorded a valuation allowance against the tax benefit associated with its year-to-date pre-tax loss. This valuation allowance will be reassessed in future reporting periods. During the third quarter of 1997 the Company reversed income tax benefits recorded in the first half of 1997.

Income (loss) before Extraordinary Item

Income (loss) before extraordinary item decreased to a loss of $80.9 million in the third quarter of 1997 from income of $13.2 million in the third quarter of 1996. Income (loss) before extraordinary item decreased to a loss of $88.2 million for the nine months ended October 3, 1997 from income of $19.0 million for the nine months ended September 30, 1996. The decrease is due to the charges, operating income reductions and increases in income taxes due to current year losses not benefited.

Extraordinary Item

In connection with the refinancing and early extinguishment of debt during the third quarter of 1996, the Company recorded an extraordinary item of $44.8 million ($29.1 million, net of tax) for prepayment premiums, the write-off of existing deferred financing fees and a termination fee in connection with the termination of the Company's management agreement with AEA Investors Inc. AEA Investors Inc. is the manager of DTI Investors LLC, which is a significant stockholder of the Company.

Net Loss

The Company incurred a net loss of $80.9 million during the third quarter of 1997 as compared to a net loss of $15.9 million during the third quarter of 1996. The Company incurred a net loss of $88.2 million for the nine months ended October 3, 1997 compared to a net loss of $10.0 million for the nine months ended September 30, 1996.

Liquidity and Capital Resources

The Company's principal sources of cash are historically from operating activities and bank borrowings. Cash used in operating activities was $67.6 million for the nine months ended October 3, 1997 and $33.1 million for the same period in 1996. Cash was used in 1997 principally to fund increases in inventories and trade accounts receivable and capital expenditures.

Trade accounts receivable, prior to charges, increased earlier in 1997 as a result of extended terms granted to customers and limited access by sales center personnel to certain account information. Trade accounts receivable have decreased since the second quarter due to improved collection efforts and the write-down of uncollectible accounts. The Company has implemented more stringent collection policies and a combination of centralized and decentralized collection responsibilities. Inventories increased earlier in 1997 due to multiple inventory systems which impaired the management of inventories. Inventories have been declining, since the second quarter, due to temporary reductions in production levels and the write-down of slow-moving or obsolete inventories. The conversion to one fully integrated inventory system late in the second quarter has improved inventory management.

During the third quarter of 1997, the Company amended certain financial covenants to provide increased flexibility under its existing credit facility (as amended, the "Second Amended Credit Facility"). In connection with the Second Amended Credit Facility the Company's borrowing rate was increased 50 basis points over the previously existing rates (which now range from 2% - 2 1/2% over LIBOR). The Company's borrowing rate is based on a pricing grid which provides for reduced borrowing rates as certain financial ratios improve. There were no modifications to the existing amortization schedule.

During the second quarter of 1997, the Company completed a new $125 million Term B loan facility which made certain modifications to its then existing credit facility (the "Amended Credit Facility"). The proceeds of the new term loan were used to repay $50 million of the Term A loan and $72 million of the revolver under the Company's existing revolver credit facility. The Company is required to make minimal annual amortization payments in respect to the new term loan starting in the first quarter of 1998 with final maturity on December 31, 2003. The Amended Credit Facility includes an additional financial covenant and is being secured by certain assets of the Company.

Total availability as of October 3, 1997 on the Company's revolving credit facility was $46.5 million. The Company believes cash flow from operating activities, together with borrowings available under the Second Amended Credit Facility, will be sufficient to fund future working capital needs, capital expenditures, and debt service requirements of the Company. Cash provided by financing activities was $91.6 million for the nine months ended October 3, 1997, which reflects borrowings under the Company's revolving credit facility and the $125 million Term B debt facility.

Expenditures for property, plant and equipment were $33.6 million for the nine months ended October 3, 1997. The expenditures were used to fund expansion in floor tile production, routine capital improvements and the integration of management information systems. The Company's ability to continue to improve and expand its manufacturing facilities in the future will be dependent on cash generated from operations and borrowings under the revolving credit facility.

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

Effects of Inflation

The Company believes it has generally been able to increase selling prices and productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the nine months ended October 3, 1997 and September 30, 1996. Approximately 89% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances.

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

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits
        --------

        10.1   First Amendment to the Credit and Guarantee Agreement.

        10.2   Second Amendment to the Credit and Guarantee Agreement.


        27     Financial Data Schedule

                (b)   Reports on Form 8-K.
                      --------------------

         No reports on Form 8-K were filed during the quarter ended October 3, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAL-TILE INTERNATIONAL INC.
                              ---------------------------
                              (Registrant)

Date:

 November 13, 1997            /s/   William   Christopher   Wellborn
------------------            -----------------------------------------------
                              Executive Vice President, Chief Financial Officer,
                              Treasurer and Assistant Secretary