Form 10-K405
period 1998-01-02
DAL TILE INTERNATIONAL INC
filed 1998-03-30
CIK 906611

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     COMMISSION FILE NUMBER   33-64140

                           --------------------


                           DAL-TILE INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                             13-3548809
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


        7834 HAWN FREEWAY, DALLAS, TEXAS                  75217
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 10, 1998, there were 53,435,101 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 10, 1998 was $71,917,207 (based on the closing sale price of the Common Stock on March 10, 1998). This calculation does not reflect a determination that persons are affiliates for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                           PART OF FORM 10-K
               --------                        INTO WHICH INCORPORATED
       PROXY STATEMENT FOR 1998                ------------------------
     ANNUAL MEETING OF STOCKHOLDERS                    PART III

===============================================================================

                          DAL-TILE INTERNATIONAL INC.

                                  FORM 10-K

                              TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                              PART I
Item 1.   Business                                                          1
Item 2.   Properties                                                        9
Item 3.   Legal Proceedings                                                 11
Item 4.   Submission of Matters to a Vote of Security Holders               11

                              PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               11
Item 6.   Selected Financial Data                                           12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               14
Item 8.   Financial Statements and Supplementary Data                       22
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            22

                              PART III

Item 10.  Directors and Executive Officers of the Registrant                23
Item 11.  Executive Compensation                                            25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                        26
Item 13.  Certain Relationships and Related Transactions                    26

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          26

                                    PART I

ITEM 1.  BUSINESS
General

Dal-Tile International Inc., a Delaware corporation formed in 1987 (the "Registrant"), believes that it is the largest manufacturer, distributor and marketer of ceramic tile in North America, and one of the largest in the world. Unless the context otherwise requires, references herein to the "Company" and "Dal-Tile" shall refer to the Registrant and its consolidated subsidiaries. The Registrant is a holding company and conducts all its operations through its subsidiaries. References herein to fiscal year 1997 refer to the fiscal year ended January 2, 1998.

The Company currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of wall, floor and mosaic tile. The Company operates with a significant level of vertical integration, combining what it believes to be North America's largest volume distribution system with modern manufacturing facilities located in the United States and Mexico. The Company offers a full range of tile and stone products, as well as installation materials and tools ("allied products") designed to appeal to a broad range of customers for both residential and commercial applications (new construction as well as remodeling). The Company's products are sold through its network of 223 Company-operated sales centers to tile contractors, architects, design professionals, builders, developers and individual consumers. The Company is also a significant supplier to the do-it-yourself and buy-it-yourself market by supplying home center retailers, such as The Home Depot, Lowe's and HomeBase, and flooring dealers. The Company's manufactured products are marketed under the names DALTILE-TM-, AMERICAN OLEAN-Registered Trademark- and HOME
SOURCE-TM-. In addition, the Company resells other manufacturers' products under the respective manufacturers' trade names.

The Company commenced operations in 1947 as the Dallas Ceramic Company and established its first wall tile manufacturing facility and corporate headquarters in Dallas, Texas. On January 9, 1990, AEA Investors Inc., a privately held corporation headquartered in New York ("AEA Investors"), arranged for Dal-Tile to acquire all the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition"). On December 29, 1995, the Company completed the acquisition of all of the issued and outstanding stock of American Olean Tile Company, Inc. ("AO"), a wholly owned subsidiary of Armstrong World Industries, Inc. ("AWI"), and certain related assets of the Ceramic Tile Operations of AWI (the "AO Acquisition").

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

The Company has three regional distribution centers strategically located in California, Maryland and Texas to improve customer service in each distribution channel through shorter lead times, increased order fill rates and improved on-time deliveries to its customers. In addition, the regional distribution centers enhance the ability to plan and schedule production and to manage inventory requirements.

COMPANY-OPERATED SALES CENTERS

The Company primarily distributes its DALTILE brand products through a network of 223 Company-operated sales centers in North America in 44 states and three Canadian provinces, serving customers in all 50 states and portions of Canada. For fiscal year 1997, approximately 70% of the Company's net sales were made through its Company-operated sales center distribution system in the United States and Canada.

In addition to sales center staff, this distribution channel is supported by a dedicated sales force of over 100 people. The DALTILE brand also has a group of over 30 sales representatives dedicated exclusively to the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

The Company has designed each sales center to serve as a "one-stop" source that provides its customers with one of the ceramic tile industry's broadest product lines--a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company, the sales centers carry a selection of purchased products to provide customers with a broader product line. The sales centers generally range in size from 4,000 to 30,000 square feet, with a typical center occupying approximately 12,000 square feet. The sales centers consist of a showroom dedicated to displaying the product offerings together with office space and a warehouse in which inventory is stocked. Sales center displays and inventories are designed to reflect local consumer preferences. The sales centers generally are located in light industrial areas rather than retail areas and generally occupy moderately priced leased space under three to five year leases.

The Company has expanded its sales center distribution system from 195 sales centers in 1993 to 223 sales centers at January 2, 1998. In the future, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, sales centers are closed in locations where economic and competitive conditions have changed.

INDEPENDENT DISTRIBUTORS

The independent distributor channel is a dedicated business unit which includes 10 regional sales managers to serve the particular requirements of its customers. The Company currently distributes the AMERICAN OLEAN brand through approximately 186 independent distributor locations who service retail outlets. The Company's strategy is to increase its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

Domestic sales within Mexico are made primarily through a network of independent retailers who are principally supplied by the Monterrey, Mexico manufacturing facility.

HOME CENTER RETAILERS

The Company believes it is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot, Lowe's and HomeBase, serving more than 1,200 home center retail outlets nationwide. The home center retailer channel has provided the Company with new sources of sales over the past five years and is expected to continue presenting significant growth opportunities.

ESTABLISHED BRANDS AND SPECIAL MARKETING PROGRAMS

The Company believes that it has two of the leading brand names in the U.S.
ceramic tile industry--DALTILE and AMERICAN OLEAN.   The roots of the DALTILE
and AMERICAN OLEAN brand names date back approximately 50 years and 75 years, respectively. In 1996, the Company established the HOME SOURCE brand name to cater specifically to the home center retail market.

The Company-operated sales centers distribute the DALTILE brand, which includes a fully integrated marketing program, emphasizing a focus on fashion. The product offering is based on the Company's assessment of the needs of professional installers, designers, architects and builders, as well as a review of competitive product offerings. The marketing program includes public relations support, merchandising (displays/sample boards, chip chests), literature/catalogs and an Internet website.

The AMERICAN OLEAN brand consists of a full product offering and is distributed through independent distributors. The brand is supported by a fully integrated marketing program, including public relations efforts, cooperative advertising programs for dealers and distributors, displays, merchandising (sample boards, chip chests), and literature/catalogs.

In addition to distributing the DALTILE and AMERICAN OLEAN brands, home center retailers distribute a home center brand--HOME SOURCE. The HOME SOURCE brand includes a targeted product offering, customized point of sale displays and merchandising, cooperative advertising support, literature/catalogs and sampling materials.

The Company also has special marketing programs with Kohler-Registered Trademark- for bathroom and kitchen fixture color coordination and Laura Ashley-TM- for home furnishing accessories coordination. Through such programs, the Company develops ceramic tile products and merchandising programs to complement these other product lines.

PRODUCTS AND PRODUCT DEVELOPMENT

The Company manufactures and sells different types of tile in various sizes and styles for commercial and residential use, as well as related trim and angle pieces. The Company also sells stone and quarry-related products and allied products purchased from third-party manufacturers. Management believes that "one-stop shopping," which requires a full product line at its Company-operated sales centers, is an important competitive advantage in servicing its core customers, especially tile contractors.

For fiscal year 1997, approximately 72% of net sales were Company-manufactured products, with the remainder being provided by other domestic manufacturers, as well as foreign manufacturers, located principally in Italy, Spain, Mexico and Japan. The Company intends to increase the amount of Company-manufactured products as a percentage of net sales.

The Company believes that, due to technological innovations, the U.S. ceramic tile industry is increasing its fashion orientation, particularly in tile used in flooring applications. The Company has developed capabilities to produce fashionable and innovative tile products and to simulate natural products such as stone, marble and wood. In order to capitalize on the increased demand for, and higher margins available from, fashion-oriented tile products, the Company has (i) increased the number of new tile product introductions, (ii) focused on shortening product introduction cycle time, (iii) expanded its relationships with leading glaze and raw material manufacturers, (iv) focused on consumer preferences to deliver products consistent with current design trends, and (v) continued its investment in research and development to further develop new products and manufacturing capabilities.

CUSTOMERS

The Company's core customers consist of large and small tile contractors, architects, design professionals, builders, developers, independent distributors and ceramic specialty retailers. The Company also sells to the do-it-yourself and buy-it-yourself market through relationships with home center retailers, such as The

Home Depot, Lowe's and HomeBase, and is a significant supplier to this channel. The Company has a broad and diversified customer base, consisting of more than 36,000 active accounts in the United States.

The Company also has sales to over 350 national accounts, including recognized national restaurant chains, such as McDonald's, Wendy's, Taco Bell and Denny's, and other national chain stores, such as Barnes & Noble book stores, Wal-Mart stores and Exxon service stations.

The Company does not rely on any one customer or group of customers for a material amount of its net sales. The largest customer for fiscal year 1997 accounted for less than 10% of net sales, and the 10 largest customers accounted for approximately 17% of net sales in the same period.

MANUFACTURING

The Company currently operates nine tile manufacturing facilities with an aggregate annual manufacturing capacity of 323 million square feet. During the five year period 1993-1997, approximately $143 million has been invested in capital expenditures, principally for new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Operating capacity has expanded from 218 million square feet to 323 million square feet during the same period. The newest state-of-the-art wall tile facility in El Paso, Texas started production in 1996. During 1997, the annual production capacity of El Paso was doubled from 22 to 44 million square feet.

The Company commenced operations in Mexico at its Monterrey facility in 1955 and since then has been manufacturing products at this facility for U.S. and Mexican consumption. The Monterrey location contains five distinct manufacturing facilities, three of which produce ceramic tile, one of which produces frit (ground glass) and one of which produces refractories. This location is the Company's largest and lowest cost manufacturing facility, representing approximately 41% of annual manufacturing capacity.

The Company also has a 49.99% interest in Recumbrimientos Interceramic, S.A. de C.V. ("RISA"), a Mexican joint venture with Interceramic, a leading Mexican manufacturer, which, pursuant to contractual arrangements, has agreed to supply the Company, at the Company's option, with up to 25 million additional square feet of floor tile annually.

Following the AO Acquisition, the Company consolidated wall tile production in early 1996 by closing the Lansdale and Jackson wall tile facilities and consolidated a portion of mosaic tile production in late 1996. In 1997, the Company initiated the process of consolidating a portion of unglazed floor tile production by closing the Coleman facility.

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and in its ability to utilize the industry's newest technology. The Company's manufacturing strategy is to maximize production at its lowest cost manufacturing facilities, continue ongoing improvements by implementing demonstrated best practices, seek opportunities to specialize its factories by product line and continue to invest in manufacturing technology to lower its costs and develop new capabilities. As a result of this strategy, the Company suspended production at its Mt. Gilead facility during the fourth quarter of 1997. The Company has not made any decision regarding the resumption of production at the Mt. Gilead facility. Any such decision will be dependent on market demand and cost considerations.

The following table summarizes the products currently manufactured at the Company's facilities:


FACILITY                                PRODUCT TYPE
--------                                ------------
Fayette, AL . . . . . . . . . . . . . . Unglazed quarry tile
Lewisport, KY . . . . . . . . . . . . . Unglazed quarry tile
Monterrey, Mexico . . . . . . . . . . . Glazed wall tile; glazed floor tile; glazed mosaic tile
Olean, NY . . . . . . . . . . . . . . . Unglazed mosaic tile
Gettysburg, PA. . . . . . . . . . . . . Glazed and unglazed mosaic tile
Jackson, TN . . . . . . . . . . . . . . Glazed and unglazed mosaic tile
Conroe, TX. . . . . . . . . . . . . . . Glazed floor tile
Dallas, TX. . . . . . . . . . . . . . . Glazed wall tile
El Paso, TX . . . . . . . . . . . . . . Glazed wall tile


While certain of the manufacturing facilities are described above as producing either "floor" or "wall" tile, tile consumers employ all sizes and varieties of tile products in all types of applications. The references to "floor" and "wall" serve to identify the most common application for the size and variety in question.

RAW MATERIALS

The Company manufactures (i) wall tile primarily from talc and clay, (ii) floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay,
(iii) unglazed ceramic mosaic tile primarily from pure nepheline syenite and clay, and (iv) unglazed quarry tile from clay.

The Company owns long-term talc mining rights in Texas which satisfy nearly all of the Company's talc requirements. Talc represents the Company's largest tonnage raw material requirement. The Company owns long-term clay mining rights in Kentucky which satisfy nearly all clay requirements for producing unglazed quarry tile.

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

The Company uses glazes on a significant percentage of its manufactured tile. Glazes consist of a mixture of frit (ground glass), zircon, stains and other materials, with frit representing the largest ingredient. The Company manufactures approximately 75% of its frit requirements.

The Company reviews its sources of raw materials periodically and may eliminate or reduce the use of certain raw materials based on the cost and chemical composition of alternative sources.

MANAGEMENT INFORMATION SYSTEMS

The major activities associated with combining the information systems of sales centers, regional distribution centers, manufacturing, transportation and financial applications of American Olean and Dal-Tile have been completed. The systems integration has provided the sales centers with improved access to inventory and order status information. Additional enhancements were implemented to support the management of accounts receivable. During 1998, the Company will continue to focus on process refinements, user training on the new systems and data reporting. Priority will be given to supply chain management, supporting customer service activities and Year 2000 software compliance.

COMPETITION

Sales of the Company's products are made in a highly competitive marketplace. The Company estimates that over 100 tile manufacturers, more than half of which are based outside the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes that it is the largest manufacturer, distributor and marketer of ceramic tile in North America, and one of the largest in the world. In addition to competition from domestic and foreign tile manufacturers, the Company encounters competition from manufacturers of products which serve as an alternative to tile. Competition in the tile industry is based on design, price, customer service and quality. The Company believes that it has a favorable competitive position as a result of its extensive North American distribution system and manufacturing capacity, together with its vertically integrated operations. In fiscal year 1997, approximately 59% of ceramic tile sales (by unit volume) in the United States consisted of imports, including approximately 7% manufactured by the Company in Mexico. In general, the proportion of U.S. ceramic tile sales attributable to imports has increased in recent years.

The Company's products compete with numerous other wall and floor coverings for residential and commercial uses. Among such floor coverings are carpet, wood flooring, resilient flooring and stone products (such as marble, granite, slate and limestone tile). Among such wall coverings are paint, wallpaper, porcelain, laminates and wood paneling. Ceramic tile products compete effectively as to price with carpeting, wood flooring and vinyl flooring, and are generally cheaper than natural stone products. Although the cost of installation of ceramic tile is higher than the cost of installation of carpet, wood flooring and some wall coverings, it is generally believed that ceramic tile has a lower cost over its useful life primarily due to ceramic tile's durability.

EMPLOYEES

At January 2, 1998, the Company employed approximately 6,800 persons, approximately 2,500 of which were employed by its Mexican subsidiaries. Approximately 10% of employees in the United States are represented by unions. Approximately 89% of the employees in Mexico are represented by a union under a collective bargaining agreement which was renewed January 20, 1998. The Company has not experienced a significant work stoppage in Mexico in over 17 years and experienced only one brief work stoppage in the United States over that period. The Company believes that relations with its employees are good.

TRADEMARKS

The Company owns rights to certain material trademarks and trade names, including DALTILE, AMERICAN OLEAN, HOME SOURCE and DAL-MONTE-TM-, which are used in the marketing of its products. The Company believes that breadth of product line, customer service and price are important in tile selection and that the trademarks and trade names themselves are important as source identifiers that help differentiate Company product lines from those of competitors.

ENVIRONMENTAL REGULATION

The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the remediation of contamination associated with such disposal. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. A number of the Company's facilities have conducted tile manufacturing operations for many years and have used lead compounds and other hazardous materials in its glazing operations. The Texas environmental proceedings discussed below arose principally in connection with the Company's disposal of waste materials containing lead compounds prior to the AEA Acquisition. The Company also is involved in the remediation of historic contamination at certain of its other present and former facilities, as well as at other locations in the United States.

The Company is involved in environmental remediation programs with respect to two sites near its Dallas facility, which are proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In March 1991, the Company and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating to past waste disposal activities conducted prior to the AEA Acquisition. The 1991 Order related principally to the disposal by the Company of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County during a period from 1980 to 1987, and the disposal of miscellaneous solid wastes that were contaminated by lead compounds at a Company-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County from 1986 to May of 1990. Pursuant to the 1991 Order, the Company paid a non-deferred assessed penalty of $350,000 and contributed another $350,000 to a fund dedicated to environmental enhancement activities in Dallas County. An additional $300,000 of assessed penalties under the 1991 Order has been deferred pending the timely and satisfactory completion of the technical requirements in the 1991 Order. The Company's closure plan for Elam was approved by the TNRCC, remediation and other activities associated with the closure have been completed and a closure has been submitted for approval by the TNRCC. To date, the Company has incurred costs of approximately $3,800,000 in connection with the closure. The Company expects to recover at least 50% of such costs (a substantial portion of which has already been recovered) pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. Pleasant Run has been remediated in accordance with a TNRCC-approved closure plan. In 1993 and 1994, the Company settled tort actions alleging personal injury and property damage filed on behalf of certain residents and owners of property near Elam and Pleasant Run for an aggregate amount of approximately $1.4 million.

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

The Company is involved in an environmental remediation program with respect to the disposal of hazardous wastes prior to the AEA Acquisition at a third site near its Dallas facility. In October 1994, the Company, Master-Halco, Inc. (a manufacturing company not affiliated with the Company), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, the alleged disposal of waste materials containing lead compounds generated by the Company and others at a gravel pit on Kleburg Road ("Walton") in Dallas prior to 1980. Pursuant to the 1994 Order, the Company has completed a remedial investigation with respect to the Walton site subject to the approval of the TNRCC. In addition, pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 assessed against the individuals has been deferred pending timely and satisfactory completion of the technical requirements in the 1994 Order. The Company has agreed to indemnify such individuals against any costs relating to the disposal of industrial solid waste at the site. Although the cost to remediate the Walton site cannot be predicted with certainty at this time, the Company believes, based on current estimates, that the remediation is reasonably likely to cost between approximately $10 million and $15 million. The
Company expects to recover at least 50% of the foregoing costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. In 1994, an action alleging personal injury and property damage was filed against the Company and others on behalf of certain residents and owners of property near such site. In 1994, the Company settled this action by agreeing to remediate soil contamination on the plaintiffs' property and agreeing to pay approximately $538,000.

On May 20, 1993, the Company entered into an agreement with Robert M. Brittingham and John G. Brittingham, two of the former owners of the Company (the "Settlement Agreement"), pursuant to which substantially all of the costs incurred to the date thereof by the Company (approximately $12 million) in respect of the 1991 Order, the three Dallas area sites described above and certain related matters, including certain of the notices of violation referred to above, have been repaid to the Company. Such former owners are also obligated, pursuant to the terms of the Settlement Agreement, to indemnify the Company against 50% of all expenditures incurred in connection with various environmental violations relating to the Company's U.S. operations occurring prior to the AEA Acquisition in excess of the $12 million already paid, until such total excess expenditures reach a formula amount, and 100% of all such expenditures in excess of the formula amount. The Company's expenditures to date in respect of the matters described above have been or are expected to be indemnified in accordance with the terms of the Settlement Agreement (subject to the percentage limitations described above). Accordingly, the Company believes (taking into account the indemnification rights referred to above and the reserves it has established) that its liability for environmental violations occurring prior to the AEA Acquisition will not have a material adverse effect on the Company. The Company believes that these two former owners currently have assets far in excess of their potential liability under the Settlement Agreement, and, accordingly, the Company believes that they will be able to satisfy all of their obligations pursuant to their agreement with the Company. Future events, which cannot be predicted, could affect the ability of these former owners to satisfy their obligations. Therefore, no assurance can be given that they will be able to meet their obligations when they arise.

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

Numerous aspects of the manufacture of ceramic tile currently require expenditures for environmental compliance. For example, the mixing of raw materials, preparation of glazes, and pressing, drying and firing of tile all are sources of air emissions that require expenditures for compliance with laws and regulations governing air emissions, including the purchase, operation and maintenance of control equipment to prevent or limit air emissions. Many of these manufacturing processes also currently result in the accumulation of dust that contains silica, thereby requiring expenditures for capital equipment in order to comply with Occupational Safety and Health Administration ("OSHA") regulations with respect to potential employee exposure to such dust. In addition, the rinsing of spray dryers and containers used for the preparation of glaze and tile body results in wastewater discharges that require expenditures for compliance with laws and regulations governing water pollution. Finally, certain of the Company's manufacturing processes, including the preparation of glaze, the assembly of certain tiles and the operation and maintenance of equipment, at times result in the generation of solid and hazardous waste that require expenditures in connection with the appropriate handling, treatment, storage and disposal of such waste.

In addition, in light of the lengthy manufacturing history of the Company's facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now predict, including tort liability and liability under environmental laws. In particular, a number of the Company's facilities located in the United States use lead compounds in glaze materials. The Company's Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company's liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to its use of lead compounds or waste disposal matters have been made against the Company except as set forth above. In addition, it is impossible to predict the effect which future environmental regulation in the United States, Mexico and Canada could have on the Company.

GEOGRAPHIC LOCATION

Financial information by geographic location for the three years ended
January 2, 1998 is set forth in Note 14 to the Consolidated Financial Statements included in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," below in this report.

ITEM 2.  PROPERTIES

The Company owns or leases manufacturing, distribution, office and sales facilities in the United States and Mexico, as described below.

MANUFACTURING, DISTRIBUTION AND OFFICE FACILITIES

The Company owns or leases 13 manufacturing, distribution and office facilities. The location of, use of, and the floor area of, such facilities are described as follows:

                                                                      LEASED/
LOCATION                      USE                      SQ. FEET       OWNED
--------                      ---                      --------       ------
Fayette, AL.................. Manufacturing             276,467       Owned
Lewisport, KY................ Manufacturing             270,836       Owned
Baltimore, MD................ Distribution              315,000       Leased (1)
Monterrey, Mexico............ Manufacturing,
                               Distribution & Office  1,114,175       Owned
Mt. Gilead, NC............... Manufacturing             250,000       Owned (3)
Olean, NY.................... Manufacturing             278,417       Owned
Gettysburg, PA............... Manufacturing             218,609       Owned
Jackson, TN.................. Manufacturing             655,211       Owned
Conroe, TX................... Manufacturing             208,059       Owned
Dallas, TX................... Manufacturing,
                               Distribution & Office    753,536       Owned
Dallas, TX................... Distribution              472,500       Leased(1)
El Paso, TX.................. Manufacturing             161,714       Ground
                                                                      Leased(2)
Los Angeles, CA.............. Distribution              410,515       Leased(1)

(1) The leases for the Baltimore, MD; Los Angeles, CA; and Dallas, TX facilities expire on February 28, 2006, April 30, 2007 and January 30, 2003, respectively, and are subject to renewal options.

(2)  The ground lease expires on November 21, 2034.

(3) The Company suspended production at the Mt. Gilead facility in the fourth quarter of 1997.

The Company closed its Coleman, Texas facility in late 1997. In addition, the Company's Jacksonville, Florida facility (leased) was closed in 1997. The lease for the Jacksonville facility expires on May 31, 1999. The Company is subleasing a portion of this facility. The Company ceased production at its Lansdale facility in 1996. The facility was sold on March 10, 1998.

SALES CENTERS

The Company owns three sales centers aggregating 53,340 square feet. Their location and floor area are as follows:

                                                         SQUARE
          LOCATION                                        FEET
          --------                                       ------
          Phoenix, AZ.................................... 15,320
          Denver, CO..................................... 22,500
          San Antonio, TX................................ 15,520

In addition, 220 sales centers were leased as of January 2, 1998 (aggregating approximately 2.6 million square feet) pursuant to leases that extend for terms on average of three to five years with expiration dates primarily from 1998-2002.

For a description of aggregate rental expenses with respect to its operating leases, see Note 13 to the Consolidated Financial Statements included herein relating to commitments and contingencies.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the proceedings described under Item 1, "Business-Environmental Regulation", the Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "DTL". The following table sets forth the high and low sale prices for the Common Stock as reported by the New York Stock Exchange from August 14, 1996, the first day the Common Stock began trading on the New York Stock Exchange, through January 2, 1998.

                                                   HIGH      LOW
                                                   ----      ---
          August 14, 1996 to September 30, 1996   16-3/8    13-7/8
          October 1, 1996 to January 3, 1997      21-1/4    16-5/8
          January 4, 1997 to April 4, 1997        19-3/4    14-1/2
          April 5, 1997 to July 4, 1997           18-7/8    12
          July 5, 1997 to October 3, 1997         18-3/8    13-5/8
          October 4, 1997 to January 2, 1998      14-11/16   9-1/2

HOLDERS

At March 10, 1998, there were 52 holders of record of Common Stock and 53,435,101 shares of Common Stock outstanding.

DIVIDEND POLICY

The Company has not paid cash dividends on the Common Stock for the last three years. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Moreover, the Company is a holding company with no operations or significant assets other than its investment in Dal-Tile Group Inc. ("Dal-Tile Group") and its 49.99% interest in RISA. Dal-Tile Group is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make funds available to Dal-Tile, whether in the form of loans, dividends or other cash distributions. The Bank Credit Agreement (defined below) limits dividends, loans and other cash distributions from Dal-Tile Group to Dal-Tile, so that profits generated by Dal-Tile Group may not be available to Dal-Tile to pay cash dividends or repay indebtedness or otherwise. In light of these limitations, Dal-Tile Group will be prohibited from making such dividends, loans and other cash distributions, and Dal-Tile does not believe that Dal-Tile Group will be able to make such dividends, loans and other cash distributions in the foreseeable future.

STOCKHOLDERS AGREEMENT

Pursuant to a certain Stockholders agreement (the "Stockholders Agreement"), each of DTI Investors LLC ("DTI Investors"), which owns approximately 54% of the Common Stock outstanding on March 10, 1998, and AWI, which owns approximately 34% of the Common Stock outstanding on March 10, 1998, has agreed to vote the shares of Common Stock owned or controlled by it to effectuate the provisions of the Stockholders Agreement, including for the election as directors of Dal-Tile of (i) six individuals designated by DTI Investors, (ii) three individuals designated by AWI, and (iii) the Chairman and Chief Executive Officer of Dal-Tile. The managing member of DTI Investors is AEA Investors. The rights and obligations of DTI Investors and AWI to designate directors are subject to change in the event of certain circumstances, more particularly described in the Stockholders Agreement. The Stockholders Agreement, among other things, contains provisions (A) providing for registration rights under certain circumstances under the Securities Act of 1933, as amended, and (B) prohibiting the parties from acquiring additional shares of Common Stock until the earlier to occur of (i) the fourth anniversary of the initial public offering of the Common Stock and (ii) the sale by DTI Investors or AWI or its subsidiaries of 25% or more of the Common Stock owned by DTI Investors and certain members of the Company management or AWI and its subsidiaries, as the case may be, as of December 31, 1995.

Pursuant to the Stockholders Agreement, the Company is prohibited from engaging in, without the approval of a majority of the Board of Directors (including at least one AWI designee), any sale or transfer to a third party by merger or otherwise by the Company or any of its subsidiaries (in one transaction or a series of related transactions) of any subsidiary of the Company or assets of the Company or a subsidiary thereof which involves more than 20% of the total assets of the Company and its subsidiaries taken as a whole on a cumulative basis, excluding, however, such dispositions in the ordinary course of business (including, but not limited to, sales of inventory and finished goods), and excluding the sale of all or substantially all of the stock or assets of the Company.

Effective February 26, 1998, George A. Lorch, Frank A. Riddick III, and Robert J. Shannon, Jr., the three individuals designated as Company directors by AWI, resigned from their positions with the Company. On March 13, 1998, AWI notified the Company of its request, pursuant to the Stockholders Agreement, that Dal-Tile register for sale under the Securities Act of 1933 all of the 18,365,822 shares of Dal-Tile common stock owned by AWI. AWI informed the Company that AWI was contemplating an underwritten secondary offering of Company common stock and an offering of AWI debt that would be mandatorily exchangeable into Company common stock owned by AWI.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presented for fiscal years 1993 through 1997 are derived from the Consolidated Financial Statements of the Company for such period, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements including the related notes thereto included elsewhere herein.

                                                                             YEAR ENDED
                                                  -----------------------------------------------------------------
                                                                                            DECEMBER 31,
                                                  JANUARY 2,    JANUARY 3,    -------------------------------------
                                                     1998          1997         1995           1994          1993
                                                  ----------    ----------    ---------     ---------     ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA: (2)
  Net sales                                       $ 676,637     $ 720,236     $ 474,812     $ 506,309      $ 440,573
  Cost of goods sold                                404,728       369,731       225,364       268,272        239,379
                                                  ---------     ---------     ---------     ---------      ---------
  Gross profit                                      271,909       350,505       249,448       238,037        201,194
  Expenses:
    Transportation                                   58,425        47,125        33,535        32,068         25,860
    Selling, general and administrative             277,515       190,911       134,193       132,887        120,748
    Provision for merger integration charges              -         9,000        22,430             -              -
    Provision for special charges                         -             -             -             -         53,233
    Amortization/Write-down of goodwill               5,605         5,605         4,765         4,765        224,941
                                                  ---------     ---------     ---------     ---------      ---------
  Total expenses                                    341,545       252,641       194,923       169,720        424,782
                                                  ---------     ---------     ---------     ---------      ---------
  Operating income (loss)                           (69,636)       97,864        54,525        68,317       (223,588)
  Interest expense                                   40,649        46,338        55,453        53,542         46,746
  Interest income                                       268         1,685         1,250         1,403            517
  Other income (expense)                              1,220           129         2,994         1,341         (1,088)
                                                  ---------     ---------     ---------     ---------      ---------
   Income (loss) before income taxes and
    extraordinary item                             (108,797)       53,340         3,316        17,519       (270,905)
   Income tax provision (benefit)                     1,439        18,914         1,176        10,614         (3,225)
                                                  ---------     ---------     ---------     ---------      ---------
   Income (loss) before extraordinary item         (110,236)       34,426         2,140         6,905       (267,680)
   Extraordinary item - loss on early
    retirement of debt, net of taxes                      -       (29,072)            -             -              -
                                                  ---------     ---------     ---------     ---------      ---------
   Net income (loss)                              $(110,236)    $   5,354     $   2,140     $   6,905      $(267,680)
                                                  ---------     ---------     ---------     ---------      ---------
                                                  ---------     ---------     ---------     ---------      ---------

BASIC EARNINGS PER SHARE (1)
   Income (loss) before extraordinary item
    per common share                              $   (2.06)    $    0.71     $    0.07     $    0.24      $   (9.38)
   Extraordinary item                                     -         (0.60)            -             -              -
                                                  ---------     ---------     ---------     ---------      ---------
   Net income (loss) per common share             $   (2.06)    $    0.11     $    0.07     $    0.24      $   (9.38)
                                                  ---------     ---------     ---------     ---------      ---------
                                                  ---------     ---------     ---------     ---------      ---------
   Average outstanding common shares                 53,435        48,473        28,743        28,587         28,543
                                                  ---------     ---------     ---------     ---------      ---------
                                                  ---------     ---------     ---------     ---------      ---------

DILUTED EARNINGS PER SHARE (1)
   Income (loss) before extraordinary item
    per common share                              $   (2.06)    $    0.69     $    0.07     $    0.23      $   (9.38)
   Extraordinary item                                     -         (0.58)            -             -              -
                                                  ---------     ---------     ---------     ---------      ---------
   Net income (loss) per common share             $   (2.06)    $    0.11     $    0.07     $    0.23      $   (9.38)
                                                  ---------     ---------     ---------     ---------      ---------
                                                  ---------     ---------     ---------     ---------      ---------
  Average outstanding common and
   equivalent shares                                 53,435        50,053        29,668        29,664         28,543
                                                  ---------     ---------     ---------     ---------      ---------
                                                  ---------     ---------     ---------     ---------      ---------

BALANCE SHEET DATA (AT END OF PERIOD): (3)
   Working capital                                $ 154,888     $ 180,819     $ 152,128     $ 115,717      $ 119,109
   Total assets                                     672,069       688,497       672,393       488,417        512,830
   Total debt                                       557,091       465,858       527,816       492,753        492,137
   Long-term debt                                   537,830       433,035       480,769       489,404        490,506
   Stockholders' equity (deficit)                     3,920       115,569         9,639      (103,823)       (77,449)

     (1) The earnings per share amounts prior to fiscal year 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements.

     (2) Operating data for the fiscal year ended December 31, 1995 and prior years excludes the results of operations of AO as the AO Acquisition occurred on December 29, 1995, and are not directly comparable to subsequent periods.

     (3) Balance sheet data for January 2, 1998, January 3, 1997 and December 31, 1995 include the assets acquired and liabilities assumed from the AO Acquisition and are not directly comparable to prior years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On December 29, 1995, the Company completed its acquisition of American Olean (the "AO Acquisition"). Following the acquisition, the Company was engaged in the complex task of integrating the information systems of Dal-Tile and American Olean. Delays in the systems integration affected many areas of the Company, ultimately impacting customer service. The systems integration was substantially completed during the fiscal year ended January 2, 1998. Due to the unexpected timetable for conversion, the Company incurred additional costs associated with the completion of this project, and the delays negatively impacted revenues. During 1998, the Company will continue to establish and enhance interfaces between individual accounting and reporting systems modules.

For the fiscal year ended January 2, 1998, the Company's earnings were negatively impacted due to the previously discussed conversion of its management systems, costs to consolidate eleven distribution centers to three mega-distribution centers and overall restructuring and consolidation of manufacturing and corporate functions. In an effort to manage inventories and improve customer service, the Company incurred higher transportation costs throughout the year related to movements of inventory between distribution centers and sales centers. During the second half of the year, higher per unit manufacturing costs were incurred as production levels were decreased in order to reduce inventories to provide better alignment with sales.

During the second and third quarters of 1997, the Company recorded charges of $24.7 million and $65.4 million, respectively. These charges were principally for the write-down of obsolete and slow-moving inventories, uncollectible trade accounts receivable, other non-productive assets and costs for restructuring of manufacturing, store operations and corporate administrative functions. The charges are comprised of $36.5 million in cost of sales, $3.5 million in transportation expenses and $50.1 million in selling, general and administrative expenses. The Company believes it has taken adequate charges for the expected costs associated with its realignment efforts but can give no assurance that additional charges will not be incurred.

The second half of 1997 was marked by significant challenges and a period of transition as the Company focused on improving cash flows and overall customer service. In addition, the Company has strengthened its management team and taken steps to cut costs and streamline the organizational structure. The Company has made progress toward its goals with substantial increases to cash flows as accounts receivable collections increased and improved inventory management procedures were implemented. Additionally, the quality of customer service has been enhanced through substantial completion of the systems integration. Costs savings have been realized through improved internal controls and organizational changes.

The following is a discussion of the results of operations for the fiscal year ended January 2, 1998 compared with the fiscal year ended January 3, 1997. Due to the Company's 52/53 week accounting cycle, the year end for fiscal year 1997 was January 2, 1998 and for fiscal year 1996 was January 3, 1997.

Operating results for fiscal years 1997 and 1996 reflect the results of operations of AO which was acquired on December 29, 1995. Because results for the year ended December 31, 1995 do not reflect the AO Acquisition, results for that period are not directly comparable.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                   YEAR ENDED
                                               -----------------------------------------------------
                                               JANUARY 2, 1998   JANUARY 3, 1997   DECEMBER 31, 1995
                                               ---------------   ---------------   -----------------
Net sales . . . . . . . . . . . . . . . . . .      100.0%           100.0%              100.0%
Cost of goods sold. . . . . . . . . . . . . .       59.8             51.3                47.5
                                                   -----            -----               -----
Gross profit. . . . . . . . . . . . . . . . .       40.2             48.7                52.5
Operating expenses. . . . . . . . . . . . . .       50.5             33.9                36.3
                                                   -----            -----               -----
                                                   (10.3)            14.8                16.2

Non-recurring charges:
Provision for merger integration charges. . .          -              1.2                 4.7
                                                   -----            -----               -----
Operating income (loss) . . . . . . . . . . .      (10.3)            13.6                11.5
Interest expense (net). . . . . . . . . . . .        6.0              6.2                11.4
Other income. . . . . . . . . . . . . . . . .        0.2                -                 0.6
                                                   -----            -----               -----
Income (loss) before income taxes and
  extraordinary item. . . . . . . . . . . . .      (16.1)             7.4                 0.7
Income tax provision. . . . . . . . . . . . .        0.2              2.6                 0.2
                                                   -----            -----               -----
Income (loss) before extraordinary item . . .      (16.3)             4.8                 0.5
Extraordinary item, net of taxes. . . . . . .          -             (4.1)                  -
                                                   -----            -----               -----
Net income (loss) . . . . . . . . . . . . . .      (16.3)%            0.7%                0.5%
                                                   -----            -----               -----
                                                   -----            -----               -----

YEAR ENDED JANUARY 2, 1998 COMPARED TO YEAR ENDED JANUARY 3, 1997

NET SALES

Net sales decreased $43.6 million, or 6.1%, to $676.6 million for fiscal year 1997 from $720.2 million for fiscal year 1996. The decrease in net sales was due principally to the negative impact on the Company-operated sales centers caused by the delay in systems integration and the consolidation throughout 1996 and into 1997 of redundant sales centers from the AO Acquisition. Sales within the home center services channel decreased approximately 10% compared to 1996 due to price concessions and certain large customers working down their warehouse inventories. Additionally, net sales were negatively impacted by one less week in fiscal year 1997 as compared to fiscal year 1996. These decreases were offset by a 4% increase in same store sales in the Company-operated sales centers and a 10% increase in sales within the independent distributor channel due to the addition of 16 distributor locations.

During the year, the Company completed its sales center consolidation and substantially completed its information systems integration. The Company believes that continued improvements in supply chain management will provide improved product availibility and allow for sales growth opportunities.

GROSS PROFIT

Gross profit decreased $78.6 million, or 22.4%, to $271.9 million in fiscal year 1997 from $350.5 million in fiscal year 1996. The decrease in gross profit was due in part to the 1997 second and third quarter charges for obsolete and slow moving inventories. Sales declines and decreases in production levels also adversely impacted gross profit.

Gross margin (excluding the 1997 second and third quarter charges) decreased to 45.6% for fiscal year 1997 from 48.7% for fiscal year 1996. During the first half of 1997, gross margin (excluding charges) was 48.4% and decreased to 42.7% in the second half of 1997 primarily as a result of higher per unit manufacturing costs associated with reduced production levels. Additionally during 1997, gross margin decreased as a result of a higher percentage mix of sales within the independent distributor business unit. Sales through this channel carry lower gross margins than sales made through the Company's sales service centers, but due to lower operating expense levels comparable operating margins are achieved.

EXPENSES

Expenses increased $88.9 million, or 35.2%, to $341.5 million in fiscal year 1997 from $252.6 million in fiscal year 1996. The increase was due primarily to the second and third quarter charges, increased freight cost associated with the consolidation of eleven distribution centers to three mega-distribution centers, higher fixed costs for information technology and additional expenses to complete the American Olean integration.

Expenses as a percent of sales (excluding 1997 second and third quarter charges and the 1996 merger integration charge) increased to 42.6% in fiscal year 1997 from 33.9% in fiscal year 1996. These increases were the result of lower sales and the increased expenses described above.

During the fourth quarter of 1997, the Company issued stock units under a stock appreciation rights agreement to certain executives which permit the holders, upon the satisfaction of certain conditions, to receive value in excess of the base price of the unit at the date of grant. Payment of the excess will be in cash, stock, or a combination of cash and stock at the discretion of the Board of Directors. In connection with this agreement, non-cash expense of $5.9 million was recorded in the fourth quarter of 1997.

OPERATING INCOME (LOSS)

Operating income (loss) decreased $167.5 million to a loss of $69.6 million in fiscal year 1997 from income of $97.9 million in fiscal year 1996. Operating margin (excluding 1997 second and third quarter charges and the 1996 merger integration charge) decreased to 3.0% from 14.8% for the previous fiscal period due primarily to reduced sales, decreased production levels and increased expenses.

INTEREST EXPENSE (NET)

Interest expense (net) decreased $4.3 million, or 9.6%, to $40.4 million in fiscal year 1997 from $44.7 million in fiscal year 1996. Interest expense
(net) decreased due to interest savings from the refinancing of debt concurrent with the Company's initial public offering in the third quarter of 1996. The decrease was partially offset by increases in debt levels and borrowing rates related to the second quarter amendment of the existing credit agreement and increases in fees and higher borrowing rates related to the third quarter 1997 amendment.

INCOME TAXES

The income tax provision for fiscal year 1997 represents amounts related to income from Mexican operations. Due to the significant loss in fiscal year 1997 and prior year tax loss carryforwards, a valuation allowance has been recorded against the net Federal and State deferred tax asset. This valuation allowance will be reassessed in future reporting periods.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

Income (loss) before extraordinary item decreased $144.6 million to a loss of $110.2 million in fiscal year 1997 from income of $34.4 million in fiscal year 1996. The decrease was due primarily to the second and third quarter charges and reductions in operating income offset by lower interest and income tax expense.

PESO-U.S. DOLLAR EXCHANGE RATE

The Company's Mexican facility is primarily a provider of ceramic tile to the Company's U.S. operations and in addition sells ceramic tile in Mexico. In fiscal year 1997, domestic sales in Mexico represented approximately 3% of consolidated net sales. These sales are peso-denominated and the majority of the Mexican facility's cost of sales and operating expenses are peso-denominated. In fiscal year 1997, peso-denominated cost of sales and operating expenses represented approximately 7% of the Company's consolidated cost of sales and expenses. Exposure to exchange rate changes is favorable to operating results when the peso devalues against the U.S. dollar, since peso costs exceed peso revenues. As the peso appreciates against the U.S. dollar, the effect is unfavorable to operating results. In addition to the effect of exchange rate changes on operating results, foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 1997, the Company recorded a transaction gain of approximately $0.6 million. Except for peso transactions, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes, although the number and amount of such contracts are not significant. Since the exposure to exchange rate change is favorable when the peso devalues against the U.S. dollar and management does not expect the peso to appreciate significantly against the U.S. dollar in the near term, management has not entered into peso currency forward contracts during fiscal years 1997 and 1996.

YEAR ENDED JANUARY 3, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES

Net sales for fiscal year 1996 increased $245.4 million, or 51.7%, to $720.2 million from $474.8 million in 1995. The increase in net sales was due principally to the inclusion of AO's operations in fiscal year 1996 and increased shipments to independent distributors and home center retailers. During fiscal year 1996, a primary focus of management was to gain marketplace acceptance of the Company's three principal brand names, DALTILE, AMERICAN OLEAN and HOME SOURCE. During the year, the Company concentrated on integrating the 61 sales centers acquired as part of the AO Acquisition. A total of 51 sales centers were consolidated into existing sales centers. Domestic sales in Mexico decreased to $17.9 million in fiscal year 1996 from $23.0 million in 1995. Sales decreased due to a larger allocation of Mexican production to distribution in the United States.

GROSS PROFIT

Gross profit increased $101.1 million, or 40.5%, to $350.5 million in fiscal year 1996 from $249.4 million in 1995. The increase in gross profit was principally the result of the increase in net sales. Gross margin decreased to 48.7% in fiscal year 1996 from 52.5% in 1995. The decrease in gross margin was primarily due to production earlier in the year at higher cost facilities acquired as part of the AO Acquisition. These facilities were closed in March 1996 and production shifted to lower cost manufacturing plants. This higher cost production negatively impacted gross margins as the inventory was sold in the second quarter and to a lesser extent in the third quarter. During the first half of fiscal year 1996, gross margins were 47.8% and increased to 49.5% in the second half of fiscal year 1996 primarily as a result of shifting production to lower cost manufacturing plants. Gross margins also decreased in fiscal year 1996 as the Company significantly increased its presence in the independent distributor channel, as a result of the AO Acquisition, and increased sales to home centers. Sales through these channels carry lower gross margins than sales made through sales service centers, but due to lower operating expense levels comparable operating margins are achieved.

EXPENSES

Expenses increased to $252.6 million in fiscal year 1996 from $194.9 million in 1995, primarily as a result of the inclusion of AO's operations. Expenses in fiscal years 1996 and 1995 include, respectively, a $9.0 million and $22.4 million merger integration charge. Expenses, excluding merger integration charges, as a percentage of sales, decreased to 33.9% in fiscal year 1996 from 36.3% in 1995. The decrease in expenses as a percentage of sales, excluding merger integration charges, was due to consolidation savings achieved by integrating sales forces, closing duplicative sales service centers and consolidating administrative functions. These savings were offset in part by increased transportation costs, increased advertising and sample costs to increase brand name recognition and increased information systems costs resulting from the system integration after the AO Acquisition. Additionally, sales made to independent distributors and home center retailers require lower operating expense levels which offset the lower gross margins generated through this distribution channel.

MERGER INTEGRATION CHARGES

In the first quarter of fiscal year 1996, a pre-tax merger integration charge of $9.0 million was recorded for the closings of duplicative sales centers, duplicative distribution centers and certain manufacturing facilities, as well as incurrence of severance costs associated with the elimination of overlapping positions. The majority of the $9.0 million is a cash charge related to lease commitments on closed facilities and severance costs.

The 1995 merger integration charge represents a $22.4 million pre-tax merger integration charge in the fourth quarter of 1995 associated with the revaluation of certain assets in connection with the AO Acquisition. The majority of the $22.4 million was a non-cash charge to write-down less efficient and duplicative equipment not needed in the combined Company.

OPERATING INCOME

Operating income increased to $97.9 million in fiscal year 1996 from $54.5 million in 1995. Operating income, excluding merger integration charges, increased as a result of the AO Acquisition and related cost savings, but was offset in part by lower gross margins. The operating margin, excluding merger integration charges, decreased to 14.8% in fiscal year 1996 as compared to 16.2% in 1995 due to the decrease in gross margins as a result of the higher cost manufacturing facilities.

INTEREST EXPENSE (NET)

Interest expense (net) decreased $9.5 million to $44.7 million in fiscal year 1996 from $54.2 million in 1995. The decrease was due to reduced debt levels as a result of the third quarter public offering and private placement whose proceeds were used to reduce debt. Interest expense (net) also decreased as a result of lower borrowing rates from the refinancing.

INCOME TAXES

The income tax provision reflects an effective tax rate of 35.5% for fiscal years 1996 (prior to the extraordinary charge) and 1995.

EXTRAORDINARY ITEM

In connection with the refinancing and early extinguishment of debt, an extraordinary charge of $44.8 million ($29.1 million, net of tax) was recorded during the third quarter of 1996. This charge consists of prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and a termination fee paid in connection with the termination of the Company's management agreement with AEA Investors.

PESO-U.S. DOLLAR EXCHANGE RATE

In fiscal year 1996, domestic sales in Mexico represented approximately 3% of the Company's consolidated net sales. In fiscal year 1996, peso-denominated cost of sales and operating expenses represented approximately 9% of the Company's consolidated cost of sales and expenses. During fiscal year 1996, the Company recorded a transaction loss of approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's bank credit agreement (the "Credit Facility") provided liquidity and capital resources for working capital requirements, capital expenditures, expansion and debt service. Cash used in operating activities was $52.8 million in fiscal year 1997 and $18.7 million in fiscal year 1996. For fiscal year 1997, cash was used primarily to fund increases in inventory, trade accounts receivable and capital expenditures.

Trade accounts receivable, prior to charges, increased earlier in 1997 as a result of extended terms granted to customers and limited access by sales center personnel to certain account information. Trade accounts receivable decreased during the second half of 1997 due to improved collection efforts and the write-down of uncollectible accounts. The Company has implemented more stringent collection policies and a combination of centralized and decentralized collection responsibilities. Inventories increased earlier in 1997 due to delays in systems integration which impaired the management of inventories. Inventories declined during the second half of 1997 due to temporary reductions in production levels and the write-down of slow-moving or obsolete inventories.
The second half of 1997 showed marked improvements in inventory management due to completion of the conversion to one fully integrated inventory system and increased management focus.

During the second quarter of 1997, the Company completed a new $125 million Term B loan facility ("Term B Loan") which made certain modifications to its then existing Credit Facility (as amended, the "Amended Credit Facility"). The proceeds of the Term B Loan were used to repay $50 million of the Term A loan and $72 million of the existing revolving Credit Facility. The Company is required to make annual amortization payments in respect to the Term B Loan starting in the first quarter of 1998 with final maturity on December 31, 2003. The Amended Credit Facility is collateralized by certain assets of the Company.

During the third quarter of 1997, certain financial covenants were amended to provide increased flexibility under the Amended Credit Facility (as amended, the "Second Amended Credit Facility"). In connection with the Second Amended Credit Facility, the borrowing rate was increased 50 basis points over the previously existing rates (which now range from 2 to 2-1/2 over LIBOR). The borrowing rate is based on a pricing grid which provides for reduced borrowing rates as certain financial ratios improve. The Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends.

The Company is required to make quarterly amortization payments on the remaining portion of the $275 million Term A loan through December 31, 2002, at various scheduled amounts. Borrowings under the $250 million revolving Credit Facility are payable in full December 31, 2002.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying notional amount on which the Company has interest rate swap agreements outstanding was $300,000,000 at January 9, 1998. These agreements are in effect for a term of two years at an interest rate of approximately 5.7%. There were no interest rate swap agreements at or during fiscal years 1997 or 1996.

Expenditures for property, plant and equipment were $40.1 million for fiscal year 1997. The expenditures were used to fund expansion in floor tile production, routine capital improvements and the integration of management information systems. The Company's ability to improve and expand manufacturing facilities in the future will be dependent on cash generated from operations and borrowings under the revolving credit facility. During fiscal year 1998, the Company plans to expend approximately $15-20 million to complete its Dallas plant expansion and fund routine capital improvements.

Total availability as of January 2, 1998 on the revolving portion of the Second Amended Credit Facility was $48.6 million. The Company believes cash flow from operating activities, together with borrowings available under the Second Amended Credit Facility, will be sufficient to fund future working capital needs, capital expenditures and debt service requirements. Given its capital needs and debt service and other obligations under its Credit Facility, the Company expects to seek to refinance its debt in 1999, although there can be no assurance that the Company will be able to do so. Cash provided by financing activities was $90.5 million for fiscal year 1997, which reflects borrowings under the revolving credit facility and the $125 million Term B debt facility.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company.

The Company is involved in various proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material effect on the Company's liquidity and financial condition.

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at 17% to be reduced ratably to 10% by 2005. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the results of operations for fiscal years 1997, 1996 and 1995. Approximately 84% of inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on fiscal years 1997, 1996 and 1995 operating results; however, the future impact is uncertain at this time.

IMPACT OF YEAR 2000

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $7.0 million that will be expensed as incurred. To date, the Company has incurred minimal expenses, primarily for assessment of the Year 2000 issue and the development of a modification plan.

The project is estimated to be completed no later than April 2, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on operations.

The costs of the project and the date which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties and environmental laws and other regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth on pages F-1 through F-24 below and the related financial statement schedule is set forth on page S-1 below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are set forth below. Certain of the executive officers hold positions with Dal-Tile Corporation or Dal-Tile Mexico, each a subsidiary of the Company. All directors hold office until the annual meeting of stockholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion thereof.

               NAME                    AGE   POSITION OR OFFICE HELD
               ----                    ---   -----------------------
Jacques R. Sardas.. . . . . . . . .    67    President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors
Charles J. Pilliod, Jr. . . . . . .    79    Director
Douglas D. Danforth . . . . . . . .    75    Director
Vincent A. Mai..... . . . . . . . .    57    Director
Norman E. Wells, Jr.. . . . . . . .    49    Director
Henry F. Skelsey. . . . . . . . . .    39    Director
John M. Goldsmith . . . . . . . . .    34    Director
William C. Wellborn . . . . . . . .    42    Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Assistant Secretary
Mark A. Solls . . . . . . . . . . .    41    Vice President, General Counsel
                                             and Secretary
Dan L. Cooke. . . . . . . . . . . .    56    Vice President, Information
                                             Technology
James E. Eckelberger. . . . . . . .    59    Vice President, Logistics
William R. Hanks. . . . . . . . . .    44    Vice President, Manufacturing
David F. Finnigan . . . . . . . . .    41    Vice President, Independent
                                             Distributor Operations
D.D. "Gus" Agostinelli. . . . . . .    52    Vice President, Human Resources
Marc Powell . . . . . . . . . . . .    42    Vice President, Home Center
                                             Services
Javier Eugenio Martinez Serna . . .    46    Vice President, Mexico Operations
Matthew J. Kahny. . . . . . . . . .    36    Vice President, Marketing
Harold G. Turk. . . . . . . . . . .    51    Vice President, Sales Centers
                                             Operations
Silvano Cornia. . . . . . . . . . .    38    Vice President, Research and
                                             Development

Effective February 26, 1998, George A. Lorch, Frank A. Riddick III, and Robert J. Shannon, Jr. resigned as Directors of the Company.

JACQUES R. SARDAS, President, Chief Executive Officer and Chairman of the Board of Directors-Mr. Sardas has been President and Chief Executive Officer of the Registrant since July 1997 and Chairman of the Board of Directors since September 1997. Prior to joining the Company, Mr. Sardas was Chairman and Chief Executive Officer of Sudbury, Inc. from 1992 to 1997. Prior to that, he spent 34 years at Goodyear Tire and Rubber Company, concluding as President of Goodyear Worldwide.

CHARLES J. PILLIOD, JR., Director-Mr. Pilliod has been a Director of the Registrant since March 1990 and served as Chairman of the Board of Directors from October 1993 through September 1997. From October 1993 through April 1994, Mr. Pilliod also served as President and Chief Executive Officer of the Registrant. Mr. Pilliod served as U.S. Ambassador to Mexico from 1986 to 1989. Prior to that, he was the Chairman and Chief Executive Officer of Goodyear Tire & Rubber Company. Mr. Pilliod is also a director of A. Schulman Inc. and Marvin & Palmer Associates, Inc.

DOUGLAS D. DANFORTH, Director-Mr. Danforth has been a Director of the Registrant since February 1997. He was Chairman and Chief Executive Officer of Westinghouse Corporation from December 1983 to December 1987. Mr. Danforth is also a director of Travelers Group Inc. and Sola International Inc.

VINCENT A. MAI, Director-Mr. Mai has been a Director of the Registrant since October 1989. Mr. Mai has been the President and Chief Executive Officer of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), since April 1989. For the preceding 15 years, he was a Managing Director of Lehman Brothers Inc., an investment banking firm. Mr. Mai is also a director of the Federal National Mortgage Association.

NORMAN E. WELLS, JR., Director-Mr. Wells has been a Director of the Registrant since December 1997. Mr. Wells joined Easco, Inc. as President and Chief Executive Officer in November 1996. From March 1993 to November 1996, he was President and Chief Executive Officer of CasTech Aluminum Group Inc.

HENRY F. SKELSEY, Director-Mr. Skelsey has been a Director of the Registrant since October 1989. Mr. Skelsey has been a Managing Director of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), since March 1988. Prior to his association with AEA Investors, Mr. Skelsey was a Vice President in the Merchant Banking division of Shearson Lehman Brothers Inc., an investment banking firm.

JOHN M. GOLDSMITH, Director-Mr. Goldsmith has been a Director of the Registrant since April 1996. Mr. Goldsmith is a Managing Director of AEA Investors (the managing member of DTI Investors, which is a beneficial owner of Common Stock of the Registrant), and has been associated with AEA Investors since 1989. Previously, he was a member of the Financial Services practice of Ernst & Young, an independent accounting firm.

WILLIAM C. WELLBORN, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary-Mr. Wellborn has been Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Registrant since August 1997. Prior to joining the Company, Mr. Wellborn was Senior Vice President and Chief Financial Officer of Lenox, Inc. Prior to Lenox, he was Vice President and Chief Financial Officer of Grand Metropolitan PLC's Alpo Pet Food Division.

MARK A. SOLLS, Vice President, General Counsel and Secretary-Mr. Solls has been Vice President, General Counsel and Secretary of the Registrant since January 1998. Prior to joining Dal-Tile, he was Vice President and General Counsel for ProNet Inc. Additionally, Mr. Solls has owned a private practice and worked as Counsel for several national health care companies. He is a Certified Mediator and a member of numerous legal associations.

DAN L. COOKE, Vice President, Information Technology-Mr. Cooke has been Vice President, Information Technology of the Registrant since January 1997. From 1982 to 1996, he held various positions with PepsiCo in the Frito-Lay and Pizza Hut divisions, most recently as Pizza Hut Vice President, Information Technology. Prior to that, Mr. Cooke spent 17 years with IBM in sales and systems engineering management.

JAMES E. ECKELBERGER, Vice President, Logistics-Mr. Eckelberger has been Vice President, Logistics of the Registrant since February 1996. From March 1994 until February 1996, Mr. Eckelberger was Vice President, Logistics of B.J.'s Wholesale Club, a wholesale-retail membership club for consumer goods. From September 1992 until January 1994 he was the Vice President, Logistics for Pace Membership Warehouse, a wholesale-retail membership club for consumer goods. Between 1988 and 1991, Mr. Eckelberger was Commanding Officer (CEO) of the U.S. Navy's Aviation Supply Office.

WILLIAM R. HANKS, Vice President, Manufacturing-Mr. Hanks has been Vice President, Manufacturing of the Registrant since February 1994. He has been with the Company since March 1985 and prior to 1994 served as General Manager, Assistant Plant Manager and Vice President, Manufacturing of one of the Company's floor tile facilities.

DAVID F. FINNIGAN, Vice President, Independent Distributor Operations-Mr. Finnigan has been Vice President, Independent Distributor Operations of the Registrant since August 1997. Previously, Mr. Finnigan held the position of Vice President, Sales Centers Operations at the Company. Prior to the AO Acquisition, he held various executive marketing positions with American Olean, Armstrong World Industries, and Evans and Black.

D.D. "GUS" AGOSTINELLI, Vice President, Human Resources-Mr. Agostinelli joined the Registrant as the Vice President, Human Resources in January 1998. Prior to joining Dal-Tile, he worked for Alcoa Fujikura Ltd. as Vice President, Human Resources. Additionally, Mr. Agostinelli held various Human Resource positions within PPG Industries.

MARC POWELL, Vice President, Home Center Services-Mr. Powell has been Vice President, Home Center Services of the Registrant since February 1997. From April 1995 to August 1996, he was Vice President, Consumer Sales of the Company. From 1978 to 1994, Mr. Powell worked in various divisions of the Company.

JAVIER EUGENIO MARTINEZ SERNA, Vice President, Mexico Operations-Mr. Martinez has been Vice President, Mexico Operations of the Registrant since August 1995. Prior to August 1995, he was a managing director of Materiales Ceramicos S.A. de C.V., a subsidiary of the Registrant, since December 1985. Prior to joining the Company, Mr. Martinez was Vice President of Strategic Planning and Business Diversification of the food division of Protexa, a diversified oil services, construction and food products company in Monterrey, Mexico from 1980 to 1985.

MATTHEW J. KAHNY, Vice President, Marketing-Mr. Kahny has been Vice
President, Marketing of the Registrant since August 1997. From January 1996 until July 1997, Mr. Kahny was Vice President, Independent Distributor Operations. From July 1983 through December 1995, he served at AO, then a subsidiary of AWI, where he became Business Team Manager, Floor Tile Products.

HAROLD G. TURK, Vice President, Sales Centers Operations-Mr. Turk has been Vice President, Sales Centers Operations of the Registrant since January 1997. From January 1996 to December 1996, Mr. Turk was Vice President, Home Center Services of the Company. In 1995, Mr. Turk was Executive Vice President of Field Operations of the Company. In 1994, he was Executive Vice President of Marketing of the Company. From April 1991 through 1993, Mr. Turk was Executive Vice President of Sales and Marketing, Western Region of the Company. Mr. Turk was a Vice President of Warehouse Administration and Sales of the Company from 1976 to 1991.

SILVANO CORNIA, Vice President, Research and Development-Mr. Cornia has been Vice President, Research and Development of the Registrant since January 1994. Since July 1984, he has held various positions at the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in the sections captioned "Directors'
Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing in the section "Principal Stockholders" in the 1998 Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the section captioned "Certain Transactions" in the 1998 Proxy Statement is incorporated by reference herein.

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

EXHIBIT
  NO.
-------
   2.1 Stock Purchase Agreement, dated as of December 21, 1995, by and among Dal-Tile International Inc., Armstrong Enterprises, Inc., Armstrong Cork Finance Corporation and Armstrong World Industries, Inc. (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 16, 1996 and incorporated herein by reference.)

   2.2 Agreement and Plan of Merger among Dal-Tile International Inc., DTI Investors LLC and DTI Merger Company, dated as of August 7, 1996 (Filed as Exhibit 2.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

EXHIBIT
  NO.
-------
   3.1 Second Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference).

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

EXHIBIT
  NO.
-------
  10.9 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

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

  10.13 Form of Indemnification Agreement between Dal-Tile International Inc. and its directors and officers. (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

  10.14 Settlement Agreement dated as of May 20, 1993, among AEA Investors Inc., DTM Investors Inc., Dal-Tile Group Inc., Dal-Tile Corporation, Dal-Minerals Company and Robert M. Brittingham and John G. Brittingham. (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

  10.15 Stockholders Agreement, dated December 29, 1995, among Dal-Tile International Inc., AEA Investors Inc., Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and Armstrong Cork Finance Corporation. (Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  10.16 Agreement, dated July 15, 1996, among Dal-Tile International Inc., AEA Investors Inc., DTI Investors LLC, Armstrong World Industries, Inc., Armstrong Enterprises, Inc. and Armstrong Cork Finance Corporation. (Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

 *10.17 Employment Agreement, dated as of June 13, 1997, and amended as of October 10,1997 between Dal-Tile International Inc. and Jacques R. Sardas.

 *10.18 Employment Agreement, dated as of August 25, 1997, and amended October 10, 1997, between Dal-Tile International Inc. and William C. Wellborn.

 +10.19 Stock Appreciation Rights Agreements, dated as of October 10, 1997, and amended February 20, 1998, between Dal-Tile International Inc. and each of Jacques R. Sardas, William C.

EXHIBIT
  NO.
-------
          Wellborn, Dan L. Cooke, Marc Powell, and David F. Finnigan.

  10.20 First Amendment, dated as of June 19, 1997, to the Credit and Guarantee Agreement (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on November 17, 1997 and incorporated herein by reference).

  10.21 Second Amendment, dated as of September 30, 1997, to the Credit and Guarantee Agreement (filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 17, 1997 and incorporated herein by reference).

 +10.22 Collateral Agreement, dated as of June 19, 1997, made by Dal-Tile Group Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Administration Agent.

 +10.23   Dal-Tile International Inc. 1997 Amended and Restated Stock Option
          Plan

 +21.1    List of subsidiaries of Dal-Tile International Inc.

 +27.1    Financial Data Schedule

+    Filed herewith.

(b)  Reports on Form 8-K:
     None.
(c)  Exhibits:
     See Item 14(a) above.
(d)  Financial Statement Schedule
     See Item 14(a) above.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH 1998.

                              DAL-TILE INTERNATIONAL INC.


                              By:         /s/ Jacques R. Sardas
                                  ------------------------------------------
                                              JACQUES R. SARDAS
                                    President, Chief Executive Officer and
                                      Chairman of the Board of Directors

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                        TITLE                   DATE
        ---------                        -----                   ----

 /s/ Jacques R. Sardas        President, Chief Executive    March 30, 1998
---------------------------   Officer and Chairman of
 JACQUES R. SARDAS            the Board of Directors


 /s/ William C. Wellborn      Executive Vice President,     March 30, 1998
---------------------------   Chief Financial Officer,
 WILLIAM C. WELLBORN          Treasurer and Assistant
                              Secretary (Principal
                              Financial and Accounting
                              Officer)


 /s/ John M. Goldsmith        Director                      March 30, 1998
---------------------------
 JOHN M. GOLDSMITH


 /s/ Charles J. Pilliod, Jr.  Director                      March 30, 1998
---------------------------
 CHARLES J. PILLIOD, JR.


 /s/ Henry F. Skelsey         Director                      March 30, 1998
---------------------------
 HENRY F. SKELSEY

        SIGNATURE                        TITLE                   DATE
        ---------                        -----                   ----

 /s/ Douglas D. Danforth      Director                      March 30, 1998
---------------------------
 DOUGLAS D. DANFORTH


 /s/ Vincent A. Mai           Director                      March 30, 1998
---------------------------
 VINCENT A. MAI


 /s/ Norman E. Wells, Jr.     Director                      March 30, 1998
---------------------------
 NORMAN E. WELLS, JR.

                           DAL-TILE INTERNATIONAL INC.

                    ITEM 14(A)-INDEX TO CONSOLIDATED FINANCIAL

                    STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


         YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 31, 1995


                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . .F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets at January 2, 1998 and January 3, 1997 . . . . .F-3
Consolidated Statements of Operations for each of the
three years in the period ended January 2, 1998. . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity for each of
the three years in the period ended January 2, 1998. . . . . . . . . . . . .F-5
Consolidated Statements of Cash Flows for each of the three
years in the period ended January 2, 1998. . . . . . . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .F-7
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II-Valuation and Qualifying Accounts. . . . . . . . . . . . . . . .S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Dal-Tile International Inc.


We have audited the accompanying consolidated balance sheets of Dal-Tile International Inc. as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dal-Tile International Inc. at January 2, 1998 and January 3, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

Dallas, Texas
February 16, 1998

                         DAL-TILE INTERNATIONAL INC.

                         CONSOLIDATED BALANCE SHEETS

                                                    JANUARY 2,   JANUARY 3,
                                                       1998         1997
                                                    ----------   ----------
                                                         (IN THOUSANDS)
                     ASSETS
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . .  $   7,488    $   9,999
  Trade accounts receivable . . . . . . . . . . . .     96,296      123,586
  Inventories . . . . . . . . . . . . . . . . . . .    130,747      142,413
  Prepaid expenses. . . . . . . . . . . . . . . . .      3,120        3,186
  Other current assets. . . . . . . . . . . . . . .     18,438       15,132
                                                     ---------    ---------
      Total current assets. . . . . . . . . . . . .    256,089      294,316

Property, plant and equipment, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . .     17,205       17,403
  Leasehold improvements. . . . . . . . . . . . . .     11,067       10,347
  Buildings . . . . . . . . . . . . . . . . . . . .     75,134       78,360
  Machinery and equipment . . . . . . . . . . . . .    183,806      126,830
  Construction in process . . . . . . . . . . . . .     12,020       29,036
                                                     ---------    ---------
                                                       299,232      261,976
Accumulated depreciation. . . . . . . . . . . . . .     71,547       58,350
                                                     ---------    ---------
                                                       227,685      203,626
Goodwill, net of amortization . . . . . . . . . . .    152,560      157,251
Finance costs, net of amortization. . . . . . . . .      6,599        3,683
Tradename and other assets. . . . . . . . . . . . .     29,136       29,621
                                                     ---------    ---------
      Total assets. . . . . . . . . . . . . . . . .  $ 672,069    $ 688,497
                                                     ---------    ---------
                                                     ---------    ---------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable. . . . . . . . . . . . . .  $  18,231    $  38,827
  Accrued expenses. . . . . . . . . . . . . . . . .     55,043       27,809
  Accrued interest payable. . . . . . . . . . . . .      2,287        3,293
  Current portion of long-term debt . . . . . . . .     19,261       32,823
  Income taxes payable. . . . . . . . . . . . . . .        801        2,342
  Deferred income taxes . . . . . . . . . . . . . .        863        1,367
  Other current liabilities . . . . . . . . . . . .      4,715        7,036
                                                     ---------    ---------
      Total current liabilities . . . . . . . . . .    101,201      113,497

Long-term debt. . . . . . . . . . . . . . . . . . .    537,830      433,035
Other long-term liabilities . . . . . . . . . . . .     27,230       24,369
Deferred income taxes . . . . . . . . . . . . . . .      1,888        2,027
Commitments and contingencies
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . .        534          534
  Additional paid-in capital. . . . . . . . . . . .    436,100      436,100
  Accumulated deficit . . . . . . . . . . . . . . .   (370,886)    (260,650)
  Currency translation adjustment . . . . . . . . .    (61,828)     (60,415)
                                                     ---------    ---------
      Total stockholders' equity. . . . . . . . . .      3,920      115,569
                                                     ---------    ---------
      Total liabilities and stockholders' equity. .  $ 672,069    $ 688,497
                                                     ---------    ---------
                                                     ---------    ---------

                              See accompanying notes.

                             DAL-TILE INTERNATIONAL INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED
                                                      --------------------------------------
                                                       JANUARY 2,   JANUARY 3,  DECEMBER 31,
                                                          1998         1997         1995
                                                      -----------   ----------  ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales . . . . . . . . . . . . . . . . . . . . .   $ 676,637      $720,236     $474,812
Cost of goods sold. . . . . . . . . . . . . . . . .     404,728       369,731      225,364
                                                      ---------      --------     --------
                                                        271,909       350,505      249,448
Operating expenses:
  Transportation. . . . . . . . . . . . . . . . . .      58,425        47,125       33,535
  Selling, general and administrative . . . . . . .     277,515       190,911      134,193
  Provision for merger integration charges. . . . .           -         9,000       22,430
  Amortization of goodwill and tradename. . . . . .       5,605         5,605        4,765
                                                      ---------      --------     --------
Total expenses. . . . . . . . . . . . . . . . . . .     341,545       252,641      194,923
                                                      ---------      --------     --------
Operating income (loss) . . . . . . . . . . . . . .     (69,636)       97,864       54,525

Interest expense. . . . . . . . . . . . . . . . . .      40,649        46,338       55,453
Interest income . . . . . . . . . . . . . . . . . .         268         1,685        1,250
Other income. . . . . . . . . . . . . . . . . . . .       1,220           129        2,994
                                                      ---------      --------     --------
Income (loss) before income taxes
  and extraordinary item. . . . . . . . . . . . . .    (108,797)       53,340        3,316
Income tax provision. . . . . . . . . . . . . . . .       1,439        18,914        1,176
                                                      ---------      --------     --------
Income (loss) before extraordinary item . . . . . .    (110,236)       34,426        2,140
Extraordinary item - loss on early
  retirement of debt, net of taxes. . . . . . . . .           -       (29,072)           -
                                                      ---------      --------     --------
Net income (loss) . . . . . . . . . . . . . . . . .   $(110,236)     $  5,354     $  2,140
                                                      ---------      --------     --------
                                                      ---------      --------     --------
BASIC EARNINGS PER SHARE
Income (loss) before extraordinary item
  per common share. . . . . . . . . . . . . . . . .    $  (2.06)     $   0.71     $   0.07
Extraordinary item. . . . . . . . . . . . . . . . .           -         (0.60)           -
                                                      ---------      --------     --------
Net income (loss) per common share. . . . . . . . .   $   (2.06)     $   0.11     $   0.07
                                                      ---------      --------     --------
                                                      ---------      --------     --------
Average outstanding common shares . . . . . . . . .      53,435        48,473       28,743
                                                      ---------      --------     --------
                                                      ---------      --------     --------
DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item
  per common share. . . . . . . . . . . . . . . . .   $   (2.06)     $   0.69     $   0.07
Extraordinary item. . . . . . . . . . . . . . . . .           -         (0.58)           -
                                                      ---------      --------     --------
Net income (loss) per common share. . . . . . . . .   $   (2.06)     $   0.11     $   0.07
                                                      ---------      --------     --------
                                                      ---------      --------     --------
Average outstanding common and equivalent shares. .      53,435        50,053       29,668
                                                      ---------      --------     --------
                                                      ---------      --------     --------

                              See accompanying notes.

                          DAL-TILE INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)

                                                                           COMMON STOCK
                                                   --------------------------------------------------------------
                                                                                                        CONVERTED
                                                   CLASS    CLASS    CLASS    CLASS    CLASS    CLASS    COMMON
                                                     A        B        C        D        E        F       STOCK
                                                   -----    -----    -----    -----    -----    -----   ---------
Balance at December 31, 1994.................      $ 10      $ -      $ 3     $ 10      $ 1      $ 1      $  -
Net income...................................         -        -        -        -        -        -         -
Stock issued in connection with
  the AO Acquisition.........................         6        -        2        6        1        1         -
Currency translation adjustment..............         -        -        -        -        -        -         -
                                                    ---      ---      ---      ---      ---      ---      ----
Balance at December 31, 1995.................        16        -        5       16        2        2         -
Net income...................................         -        -        -        -        -        -         -
Stock conversion.............................       (16)       -       (5)     (16)      (2)      (2)      454
Proceeds from AWI in connection
  with the AO Acquisition....................         -        -        -        -        -        -         -
Stock issued in connection with the
   Initial Public Offering...................         -        -        -        -        -        -        80
Currency translation adjustment..............         -        -        -        -        -        -         -
                                                    ---      ---      ---      ---      ---      ---      ----
Balance at January 3, 1997...................         -        -        -        -        -        -       534
Net loss.....................................         -        -        -        -        -        -         -
Currency translation adjustment..............         -        -        -        -        -        -         -
                                                    ---      ---      ---      ---      ---      ---      ----
Balance at January 2, 1998...................       $ -      $ -      $ -      $ -      $ -      $ -      $534
                                                    ---      ---      ---      ---      ---      ---      ----
                                                    ---      ---      ---      ---      ---      ---      ----

                                                  ADDITIONAL                 CURRENCY
                                                   PAID-IN    ACCUMULATED  TRANSLATION
                                                   CAPITAL      DEFICIT     ADJUSTMENT     TOTAL
                                                  ----------  -----------  -----------   ---------
Balance at December 31, 1994.................      $200,475    $(268,144)    $(36,179)   $(103,823)
Net income...................................             -        2,140            -        2,140
Stock issued in connection with the
  AO Acquisition.............................       133,560            -            -      133,576
Currency translation adjustment..............             -            -      (22,254)     (22,254)
                                                   --------    ---------     --------    ---------
Balance at December 31, 1995.................       334,035     (266,004)     (58,433)       9,639
Net income...................................             -        5,354            -        5,354
Stock conversion.............................          (413)           -            -            -
Proceeds from AWI in connection
  with the AO Acquisition....................           650            -            -          650
Stock issued in connection with the
Initial Public Offering......................       101,828            -            -      101,908
Currency translation adjustment..............             -            -       (1,982)      (1,982)
                                                   --------    ---------     --------    ---------
Balance at January 3, 1997...................       436,100     (260,650)     (60,415)     115,569
Net loss.....................................             -     (110,236)           -     (110,236)
Currency translation adjustment..............             -            -       (1,413)      (1,413)
                                                   --------    ---------     --------    ---------
Balance at January 2, 1998...................      $436,100    $(370,886)    $(61,828)   $   3,920
                                                   --------    ---------     --------    ---------
                                                   --------    ---------     --------    ---------

                            See accompanying notes.

                          DAL-TILE INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED
                                                     ----------------------------------------
                                                     JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                       1998           1997           1995
                                                     ----------    ----------    ------------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..................................  $(110,236)     $   5,354      $  2,140
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization....................     24,543         24,017        17,164
  Extraordinary loss...............................          -         29,072             -
  Provision for losses on accounts receivable .....     27,805          5,781         5,111
  Merger integration reserve.......................          -              -        22,430
  Foreign exchange transaction (gain) loss.........        339            (59)       (6,067)
  Zero coupon notes interest expense...............          -              -        10,899
  Deferred income tax provision (benefit)..........       (475)        13,539        (3,088)
  Changes in operating assets and
   liabilities, net of assets and
   liabilities of business acquired:
    Trade accounts receivable......................       (688)       (25,752)        3,470
    Inventories....................................     10,845        (39,607)       (3,580)
    Other assets...................................     (7,420)           217        (5,754)
    Trade accounts payable and accrued expenses ...      4,442          6,854        12,371
    Accrued interest payable.......................     (1,004)       (14,105)          354
    Other liabilities..............................       (958)       (23,995)      (14,787)
                                                     ---------      ---------      --------
Net cash provided by (used in)
 operating activities..............................    (52,807)       (18,684)       40,663

INVESTING ACTIVITIES
Expenditures for property,
 plant and equipment, net..........................    (40,074)       (42,039)      (29,392)

FINANCING ACTIVITIES
Borrowings under long-term debt....................    111,007        451,000             -
Borrowings under Term B loan.......................    125,000              -             -
Borrowings under previous
 bank credit facility..............................          -         63,723        46,702
Repayment of long-term debt........................    (19,968)      (576,679)      (22,538)
Repayment of long-term debt
 from Term B loan..................................   (122,000)             -             -
Fees and expenses associated
 with debt refinancing.............................     (3,576)       (42,765)            -
Proceeds from issuance of
 common stock......................................          -        102,558        27,575
                                                     ---------      ---------      --------
Net cash provided by (used in)
 financing activities..............................     90,463         (2,163)       51,739

Effect of exchange rate changes on cash............        (93)           (80)       (3,022)
                                                     ---------      ---------      --------
Net increase (decrease) in cash....................     (2,511)       (62,966)       59,988
Cash at beginning of year..........................      9,999         72,965        12,977
                                                     ---------      ---------      --------
Cash at end of year................................  $   7,488      $   9,999      $ 72,965
                                                     ---------      ---------      --------
                                                     ---------      ---------      --------

                            See accompanying notes.

                          DAL-TILE INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 2, 1998


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

The Group is a multinational manufacturing and distribution company operating in the United States, Mexico and Canada. The Group offers a full range of glazed and unglazed ceramic tile products and accessories. The Group's products are sold principally through its extensive network of Company-operated sales centers. The Group also distributes products through independent distributors and sells to home center retailers and flooring dealers.

ACQUISITION

On December 29, 1995, the Company completed the acquisition of all of the issued and outstanding stock of American Olean Tile Company, Inc. ("AO"), a wholly owned subsidiary of Armstrong World Industries, Inc. ("AWI"), and certain related assets of the Ceramic Tile Operations of AWI (the "AO Acquisition"). The AO Acquisition was accounted for under the purchase method of accounting. The statement of operations excludes the results of operations of AO for the year ended December 31, 1995, as the acquisition occurred on December 29, 1995.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the consolidation of all accounts of the Company, which includes the Group and the Group's wholly owned subsidiaries:

                                                     FORM OF ENTITY
                                                     --------------
           Dal-Tile Group Inc. . . . . . . . .         U.S. Corporation
           Dal-Tile Corporation. . . . . . . .         U.S. Corporation
           Tileways, Inc.. . . . . . . . . . .         U.S. Corporation
           DTM/CM Holdings, Inc. . . . . . . .         U.S. Corporation
           R&M Supplies, Inc.. . . . . . . . .         U.S. Corporation
           Dal-Minerals Company. . . . . . . .         U.S. Corporation
           Dal-Tile Mexico,
             S.A. de C.V. ("Dal-Tile Mexico").      Mexican Corporation
           Materiales Ceramicos,
             S.A. de C.V. ("Materiales") . . .      Mexican Corporation
           Dal-Tile of Canada Inc. . . . . . .     Canadian Corporation

Significant intercompany transactions and balances have been eliminated in consolidation.

                          DAL-TILE INTERNATIONAL INC.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

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

DEPRECIATION

Depreciation for financial reporting purposes is determined using the straight-line method. Estimated useful lives are as follows:

                                                   YEARS
                                               -------------
          Leasehold improvements . . . . . .   Life of lease
          Buildings. . . . . . . . . . . . .       20-30
          Machinery and equipment. . . . . .        3-20

GOODWILL

Goodwill, which represents the excess cost over the fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of 40 years. Accumulated amortization at January 2, 1998 and January 3, 1997 was $61,890,000 and $57,125,000, respectively. The carrying value of goodwill and other long-lived assets is reviewed periodically to determine whether it may be impaired. If an impairment exists, the impairment loss is measured by comparing the fair value of the business unit's long-lived assets to their carrying amount.

FINANCE COSTS

Finance costs incurred in connection with financings are being amortized over the term of the related debt on a straight-line basis. Accumulated amortization at January 2, 1998 and January 3, 1997 was approximately $1,112,000 and $205,000, respectively.

                          DAL-TILE INTERNATIONAL INC.

ADVERTISING EXPENSES

Advertising and promotion expenses are charged to income during the period in which they are incurred. Advertising and promotion expenses incurred for the years ended January 2, 1998, January 3, 1997 and December 31, 1995 amounted to $16,722,000, $14,627,000 and $7,566,000, respectively.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the underlying common stock at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

RETIREMENT PLANS

The Company maintains a defined contribution 401(k) plan for eligible employees. A participant may contribute up to 15% of his total annual compensation (annual base pay for union participants) to the plan. Contributions by the Company to the plan are at the discretion of its Board of Directors. Currently, the Company matches 50% of any non-union participant's contribution to the plan up to 6% of the employee's total annual compensation. Dal-Tile Mexico and Materiales maintain defined benefit plans for eligible employees with funding policies based on local statutes.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican operations use the Mexican peso as their functional currency. Assets and liabilities are translated from the functional currency into the U.S. dollar using the period-end exchange rates. Income and expense accounts are translated from the functional currency into the U.S. dollar using the average exchange rate for the period. Translation gains or losses are included as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations. The Company experienced foreign currency transaction gains (losses) of $558,000, ($80,000) and $4,100,000 for the years ended January 2, 1998, January 3, 1997 and December 31, 1995, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company is engaged in the manufacturing and distribution of glazed and unglazed ceramic tile products and accessories in the United States and Mexico and the distribution of such manufactured products in Canada. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition and periodically requires payments to its customers to be issued on behalf of the customer and the Company. In addition, the Company frequently obtains liens on property to secure accounts receivable.

                          DAL-TILE INTERNATIONAL INC.

Trade accounts receivable are net of an allowance for losses from uncollectible accounts of $13,160,000 and $12,750,000 at January 2, 1998 and January 3, 1997, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

Options to purchase 6,597,371 shares of common stock at prices ranging from $9.01 to $13.75 per share were outstanding at January 2, 1998, but were not included in the computation of earnings per share for 1997. Due to the Company's net loss for the year, these options would have had an antidilutive effect on earnings per share.

                                            FOR THE YEAR ENDED JANUARY 3, 1997
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         ----------------------------------------
                                           INCOME          SHARES       PER SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------   ---------
BASIC EARNINGS PER SHARE
Income before extraordinary item
available to common stockholders. . .      $34,426          48,473         $0.71

EFFECT OF DILUTIVE SECURITIES
Stock options . . . . . . . . . . . .            -           1,580             -
                                           -------          ------         -----

DILUTED EARNINGS PER SHARE
Income available to common stockholders
plus assumed conversion . . . . . . .      $34,426          50,053         $0.69
                                           -------          ------         -----
                                           -------          ------         -----

Options to purchase 50,000 shares of common stock at $19.75 per share were outstanding during the fourth quarter of 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire January 2, 2007, were still outstanding at the end of 1996.

                          DAL-TILE INTERNATIONAL INC.

                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          --------------------------------------
                                            INCOME        SHARES        PER SHARE
                                          (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                          -----------  -------------    ---------
BASIC EARNINGS PER SHARE
Income before extraordinary item
available to common stockholders. . . .     $2,140         28,743          $0.07

EFFECT OF DILUTIVE SECURITIES
Stock options . . . . . . . . . . . . .          -            925              -
                                            ------         ------          -----

DILUTED EARNINGS PER SHARE
Income available to common stockholders
plus assumed conversion . . . . . . . .     $2,140         29,668          $0.07
                                            ------         ------          -----
                                            ------         ------          -----

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes rules for reporting and displaying comprehensive income. The Company intends to adopt this statement, as required, for fiscal year 1998. When adopted, the Company has elected to display comprehensive income and its components in the Statement of Stockholders' Equity. Adoption of this statement is not expected to have an effect on the financal statements.

3.   INVENTORIES

Inventories consist of the following:

                                              JANUARY 2,     JANUARY 3,
                                                 1998           1997
                                              ----------     ----------
                                                   (IN THOUSANDS)
     Finished products in U.S. . . . . . . .   $110,323       $118,823
     Finished products in Mexico . . . . . .      4,307          3,690
     Finished products in Canada . . . . . .      2,266          3,724
     Goods-in-process. . . . . . . . . . . .      3,960          3,516
     Raw materials . . . . . . . . . . . . .      9,891         12,660
                                               --------       --------
     Total inventories . . . . . . . . . . .   $130,747       $142,413
                                               --------       --------
                                               --------       --------

If U.S. finished products inventories were shown at current costs
(approximating the FIFO method) rather than at LIFO values, inventories would have been $2,200,000 higher and $8,200,000 lower than reported at January 2, 1998 and January 3, 1997, respectively.

During 1997, inventory quantities in three of the Company's LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the 1997 costs, the effect of which decreased net income by approximately $691,000, or $0.01 per share (basic and diluted).

                          DAL-TILE INTERNATIONAL INC.

During 1996, inventory quantities in three of the Company's LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the 1996 costs, the effect of which increased net income by approximately $493,000, or $0.01 per share (basic and diluted).

4.   INITIAL PUBLIC OFFERING

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

5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                          JANUARY 2,    JANUARY 3,
                                                             1998          1997
                                                          ----------    ----------
                                                              (IN THOUSANDS)
Term A Loan, interest due quarterly at LIBOR plus 2%
 (approximately 7.8% at January 2, 1998), principal
 due in variable quarterly installments through
 December 31, 2002, collateralized by certain assets
 of the Company . . . . . . . . . . . . . . . . . . . . .  $217,500      $275,000
Term B Loan, interest due quarterly at LIBOR plus 2-1/2%
 (approximately 8.3% at January 2, 1998), principal due
 in variable quarterly installments through December 31,
 2003, collateralized by certain assets of the
 Company. . . . . . . . . . . . . . . . . . . . . . . . .   125,000            --
Revolving line of credit, interest due quarterly at LIBOR
 plus 2% (approximately 7.8% at January 2, 1998),
 principal due December 31, 2002, collateralized by
 certain assets of the Company. . . . . . . . . . . . . .   190,000       176,000
Other, principally borrowings to fund capital
 additions. . . . . . . . . . . . . . . . . . . . . . . .    24,591        14,858
                                                           --------      --------
                                                            557,091       465,858
Less current portion. . . . . . . . . . . . . . . . . . .    19,261        32,823
                                                           --------      --------
                                                           $537,830      $433,035
                                                           --------      --------
                                                           --------      --------

                         DAL-TILE INTERNATIONAL INC.

Concurrent with the Offering, the Company entered into a new bank credit agreement (the "New Bank Credit Agreement") which, along with the proceeds from the Offering and Private Placement, were used to repay substantially all of the Company's debt. The New Bank Credit Agreement included a term loan of $275,000,000 ("Term A Loan") and a revolving line of credit of $250,000,000.

During the second quarter of 1997, the Company completed a new $125,000,000 Term B loan facility which made certain modifications to the New Bank Credit Agreement (the "Amended Credit Facility"). The proceeds of the Term B loan were used to repay $50,000,000 of the Term A Loan and $72,000,000 of the existing revolving line of credit. The Amended Credit Facility did not modify the Term A Loan amortization schedule.

During the third quarter of 1997, the Company amended certain financial covenants to provide increased flexibility under the Amended Credit Facility (as amended, the "Second Amended Credit Facility"). In connection with the Second Amended Credit Facility, the Company's borrowing rate was increased 50 basis points over the previously existing rates (which now range from 2 to 2-1/2 over LIBOR). Under the Second Amended Credit Facility, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at January 2, 1998. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

As of January 2, 1998, the Company had availability of approximately $48,600,000 on the revolving line of credit. The availability is net of $11,448,526 in letters of credit for foreign inventory purchases and industrial revenue bond financing transactions.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying notional amounts on which the Company has interest rate swap agreements outstanding was $300,000,000 at January 9, 1998. These agreements are in effect for a term of two years at an interest rate of approximately 5.7%. There were no interest rate swap agreements at or during the years ended
January 2, 1998 or January 3, 1997.

Aggregate maturities of long-term debt for the five years subsequent to January 2, 1998 (in thousands) are:

          1998 . . . . . . . . . . . . . . . . . . . $ 19,261
          1999 . . . . . . . . . . . . . . . . . . .   46,144
          2000 . . . . . . . . . . . . . . . . . . .   56,148
          2001 . . . . . . . . . . . . . . . . . . .   55,684
          2002 . . . . . . . . . . . . . . . . . . .  258,615

                         DAL-TILE INTERNATIONAL INC.

Total interest cost incurred for the years ended January 2, 1998, January 3, 1997 and December 31, 1995 amounted to approximately $41,817,000, $47,706,000 and $56,699,000, respectively, of which approximately $1,168,000, $1,368,000 and $1,246,000, respectively, was capitalized to property, plant and equipment. Total interest paid, net of interest received, was $41,899,000, $52,857,000 and $43,460,000 for the years ended January 2, 1998, January 3, 1997 and December 31, 1995, respectively.

6.   EXTRAORDINARY ITEM

In connection with the refinancing and early extinguishment of debt during the year ended January 3, 1997, the Company recorded an extraordinary charge of $44,800,000 ($29,072,000, net of tax) for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and a termination fee paid in connection with the termination of the Company's management agreement with AEA Investors.

7.   CAPITAL STRUCTURE

Common stock consists of the following:

                                                                     JANUARY 2,  JANUARY 3,
                                                                        1998        1997
                                                                     ----------  ----------
                                                                         (IN THOUSANDS)
     Common stock, $0.01 par value--authorized shares--
      200,000,000, issued and outstanding shares--53,435,101 at
      January 2, 1998 and January 3, 1997 . . . . . . . . . . . . . .   $534       $534
                                                                        ----       ----
                                                                        ----       ----


At January 2, 1998, the Company has authorized 11,100,000 shares of preferred stock, none of which were outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, including the election of directors. Holders of common stock do not have cumulative voting rights and, therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. In such event, the holders of the remaining shares will not be able to elect any directors.

Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor, after payment of dividends required to be paid on outstanding preferred stock, if any, and subject to the terms of the agreements governing the Company's long-term debt. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding, if any. The common stock has no preemptive, conversion or redemption rights and is not subject to further calls or assessments by the Company.

8.   PROVISION FOR MERGER INTEGRATION CHARGE -- YEAR ENDED JANUARY 3, 1997

In the first quarter of 1996, the Company recorded an integration charge of $9,000,000 in connection with the AO Acquisition and the Company's merger integration plan. The charge was for closings of duplicative sales centers, duplicative distribution centers, elimination of overlapping positions and the closing of a manufacturing facility. The Company completed these actions during 1997. The primary components of the charge were $7,400,000 for lease commitments, $1,300,000 for severance and

                         DAL-TILE INTERNATIONAL INC.

employee contracts and $300,000 for shut down costs of the closed facilities. The leases were primarily associated with sales centers that closed during the first half of 1997 and expire over the next two to four years.

9.   PROVISION FOR MERGER INTEGRATION CHARGES -- YEAR ENDED DECEMBER 31, 1995

In the fourth quarter of 1995, the Company recorded a pre-tax charge of $22,430,000 for the revaluation of certain assets in connection with the AO Acquisition and the Company's merger integration plan. The primary component of the charge was a write-down of duplicate management information systems, including future lease commitments on system hardware of $15,750,000. As a result of the AO Acquisition, the Company has combined two independent systems into one system. The operating leases related to such software will expire over the next two years. In addition, the Company has recorded a charge of $5,400,000 for inventory revaluation as a result of the elimination of product lines discontinued as a result of the AO Acquisition, as well as a general stock keeping unit reduction that occurred in 1996. The Company recorded a charge of $1,280,000 in connection with the closure of certain duplicative sales service centers. The Company completed its sales centers consolidation during the first half of 1997. The noncash portion of the charge, $20,200,000, represents the write-down of certain equipment and the revaluation of inventory. The cash portion of the merger integration charge is $2,230,000 which primarily consists of leasehold commitments on equipment.

10.  INCOME TAXES

Income (loss) before income taxes and extraordinary items relating to operations is as follows:

                                                  YEAR ENDED
                                  -------------------------------------------
                                   JANUARY 2,      JANUARY 3,    DECEMBER 31,
                                      1998            1997          1995
                                  -----------      ---------     ------------
                                               (IN THOUSANDS)
UNITED STATES . . . . . . . .     $  (116,249)     $  45,812      $  (4,100)
MEXICO. . . . . . . . . . . .           7,879          7,603          7,754
OTHER . . . . . . . . . . . .            (427)           (75)          (338)
                                  -----------      ---------       --------
                                  $  (108,797)     $  53,340       $  3,316
                                  -----------      ---------       --------
                                  -----------      ---------       --------

                         DAL-TILE INTERNATIONAL INC.

The components of the provision for income taxes include the following:


                                                    YEAR ENDED
                                       -------------------------------------
                                       JANUARY 2,   JANUARY 3,  DECEMBER 31,
                                          1998         1997        1995
                                       ----------   ----------  ------------
                                                   (IN THOUSANDS)
U.S. state - current . . . . . . . . .  $  -         $ 3,060      $ 2,179
U.S. deferred. . . . . . . . . . . . .     -          (1,590)         -
                                        ------       -------      -------
                                           -           1,470        2,179

Mexico - current . . . . . . . . . . .   2,082         1,716        1,471
Mexico - deferred. . . . . . . . . . .    (643)          -         (2,474)
                                        ------       -------      -------
                                         1,439         1,716       (1,003)
                                        ------       -------      -------
Total with extraordinary item. . . . .   1,439         3,186        1,176
Tax effect of extraordinary item . . .     -          15,728          -
                                        ------       -------      -------
    Total before extraordinary item. .  $1,439       $18,914      $ 1,176
                                        ------       -------      -------
                                        ------       -------      -------

Principal reconciling items from income tax provision (benefit) computed at the U.S. statutory rate of 35% and the provision for income taxes for the years ended January 2, 1998, January 3, 1997 and December 31, 1995 are as follows:


                                                    YEAR ENDED
                                       -------------------------------------
                                       JANUARY 2,   JANUARY 3,  DECEMBER 31,
                                          1998         1997        1995
                                       ----------   ----------  ------------
                                                   (IN THOUSANDS)
Provision (benefit) at
  statutory rate . . . . . . . . . . .  $(37,958)   $  2,989      $ 1,161
Amortization of goodwill . . . . . . .     1,668       1,668        1,668
State income tax . . . . . . . . . . .    (5,489)      3,751        1,416
Foreign loss not benefited . . . . . .       149          26        1,436
Difference between U.S. and Mexico
  statutory rate . . . . . . . . . . .    (1,319)       (945)      (4,106)
Valuation allowance. . . . . . . . . .    44,107     (10,134)         -
Non-Permanently reinvested
  foreign earnings . . . . . . . . . .       -         5,571          -
Other. . . . . . . . . . . . . . . . .       281         260         (399)
                                        --------    --------      -------
                                        $  1,439    $  3,186      $ 1,176
                                        --------    --------      -------
                                        --------    --------      -------

                         DAL-TILE INTERNATIONAL INC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows:

                                                   JANUARY 2,    JANUARY 3,
                                                      1998           1997
                                                   ----------    ----------
                                                         (IN THOUSANDS)
     Deferred tax liabilities:
     Book basis of property, plant and
       equipment over tax . . . . . . . . . . .    $ 18,707       $ 16,324
     Book basis of inventories over tax . . . .         --           1,367
     Book basis of other assets over tax. . . .      10,640         14,513
     Other, net . . . . . . . . . . . . . . . .       6,983          7,055
                                                   --------       --------
        Total deferred tax liabilities. . . . .      36,330         39,259
                                                   --------       --------
     Deferred tax assets:
     Tax basis of inventories over book . . . .       5,519           --
     Tax basis of other assets over book. . . .       1,325            210
     Net operating loss carryforwards . . . . .      52,518         23,465
     Expenses not yet deductible for tax. . . .      18,324         12,190
                                                   --------       --------
        Total deferred tax assets . . . . . . .      77,686         35,865
     Valuation allowance for
       deferred tax assets. . . . . . . . . . .     (44,107)          --
                                                   --------       --------
     Net deferred tax assets. . . . . . . . . .      33,579         35,865
                                                   --------       --------
     Net deferred tax liabilities . . . . . . .    $  2,751       $  3,394
                                                   --------       --------
                                                   --------       --------


Total income tax payments, net of refunds received, during the years ended January 2, 1998, January 3, 1997 and December 31, 1995 were $3,206,000,
$1,989,000 and $6,145,000, respectively. The Company has U.S. net operating loss carryforwards of approximately $138,000,000 which expire in the years 2008 - 2012. The net operating loss carryforwards will be available to offset regular U.S. taxable income during the carryforward period.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate U.S. taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance recorded in 1997.

U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of deductions that would be available to offset future taxable income each year, starting with the year of the ownership change.

A company operating in Mexico is generally required by law to contribute 10% of pre-tax profits (subject to certain adjustments) directly to employees. These mandatory charges were not deductible for Mexican income tax purposes during the fiscal years ended January 2, 1998, January 3, 1997 and December 31, 1995 and, for financial statement presentation purposes, have been classified as components of income tax expense. Total tax provision amounts accrued by Dal-Tile Mexico and Materiales for this obligation

                         DAL-TILE INTERNATIONAL INC.

amounted to approximately $327,000, $390,000 and $1,500,000 for the years ended January 2, 1998, January 3, 1997 and December 31, 1995, respectively.

11.  RELATED PARTY TRANSACTIONS

AEA Investors Inc., a majority stockholder, previously provided management, consulting and financial services to the Company for fees and expenses. The Company incurred fees and expenses for such services of $485,000 and $991,000 for the years ended January 3, 1997 and December 31, 1995, respectively.
Such services included, but were not necessarily limited to, advice and assistance concerning the strategy, planning and financing of the Company, as needed from time to time. The management arrangement was terminated during 1996, and AEA Investors was paid a termination fee of $4,000,000 in connection therewith. Certain directors and officers of the Company also serve as officers of AEA Investors Inc.

During 1996, the Company entered into an agreement with AWI to provide mainframe data processing services. The agreement expires on May 31, 1999. Payments made under this agreement were $6,147,000 and $2,549,000 for the years ended January 2, 1998 and January 3, 1997, respectively.

12.  STOCK PLANS

The Company has a stock option plan (the "Plan") that provides for the granting of options for up to 7,836,425 shares of its common stock to key employees of the Company. Options granted under the Plan prior to January 1, 1996 vest 20% at the date of the grant and 20% on each successive anniversary of the date of the grant until fully vested. Options granted on or after January 1, 1996 vest 25% at the date of the grant and 25% on each successive anniversary of the date of the grant until fully vested. In each case, the options expire on the tenth anniversary of the date of the grant; however, these terms may be modified on an individual grant basis at the discretion of the Company's Board of Directors.

Stock option activity under the Plan is summarized as follows (option data shown below is after giving effect to the Company's options conversion):


                                                                                WEIGHTED AVERAGE
                                        NUMBER OF SHARES   TOTAL OPTION PRICE    EXERCISE PRICE
                                        ----------------   ------------------   ----------------
     Outstanding at December 31, 1994. .   3,021,120           $27,217,300           $   9.01
        Granted. . . . . . . . . . . . .      61,050               550,000               9.01
        Canceled . . . . . . . . . . . .    (486,823)           (4,385,800)              9.01
                                           ----------          -----------           --------
     Outstanding at December 31, 1995. .   2,595,347            23,381,500               9.01
        Granted. . . . . . . . . . . . .   1,695,535            17,294,604              10.20
        Canceled . . . . . . . . . . . .    (185,048)           (1,667,100)              9.01
                                           ----------          -----------           --------
     Outstanding at January 3, 1997. . .   4,105,834            39,009,004               9.50
        Granted. . . . . . . . . . . . .   3,215,174            43,123,573              13.41
        Canceled . . . . . . . . . . . .    (723,637)           (7,556,083)             10.44
                                           ----------          -----------           --------
     Outstanding at January 2, 1998. . .   6,597,371           $74,576,494           $  11.30
                                           ----------          -----------           --------
                                           ----------          -----------           --------


The Company has reserved 7,836,425 shares of common stock for options, 1,239,054 of which are ungranted at January 2, 1998 and are for future issuance under the Plan.

                          DAL-TILE INTERNATIONAL INC.

At January 2, 1998, January 3, 1997 and December 31, 1995, there were 4,200,159 options exercisable at a weighted average exercise price of $10.07, 2,986,372 options exercisable at a weighted average exercise price of $9.30 and 2,128,436 options exercisable at a weighted average exercise price of $9.01, respectively.

The following table summarizes information with regard to stock options outstanding at January 2, 1998:

                                                          WEIGHTED AVERAGE
EXERCISE                                       OPTIONS       REMAINING
PRICE                                        OUTSTANDING  CONTRACTUAL LIFE
--------                                     -----------  ----------------
$9.01 . . . . . . . . . . . . . . . . .       2,441,202      3.56 years
 9.91 . . . . . . . . . . . . . . . . .       1,113,169      8.00 years
12.63 . . . . . . . . . . . . . . . . .         106,000      9.95 years
13.69 . . . . . . . . . . . . . . . . .       2,837,000      9.78 years
13.75 . . . . . . . . . . . . . . . . .         100,000      9.30 years

In accordance with the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan, and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share data):

                                                         YEAR ENDED
                                           ---------------------------------------
                                           JANUARY 2,     JANUARY 3,  DECEMBER 31,
                                              1998           1997         1995
                                           ----------     ---------   ------------
Net income (loss) -- as reported . . . .   $(110,236)      $5,354        $2,140
Net income (loss) -- pro forma . . . . .    (112,150)       3,827         2,088
Earnings (loss) per share (basic
 and diluted) -- as reported . . . . . .       (2.06)        0.11          0.07
Earnings (loss) per share (basic
 and diluted) -- pro forma . . . . . . .       (2.10)        0.08          0.07

The pro forma effects on net income (loss) for the years ended January 2, 1998, January 3, 1997 and December 31, 1995 are not representative of the pro forma effect on net income (loss) in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted average fair value at date of grant for options granted during the years ended January 2, 1998, January 3, 1997 and December 31, 1995 was $5.62, $2.93 and $3.38 per option, respectively. The

                          DAL-TILE INTERNATIONAL INC.

fair value of the options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

                                                           YEAR ENDED
                                            ----------------------------------------
                                            JANUARY 2,     JANUARY 3,   DECEMBER 31,
                                              1998           1997          1995
                                            ----------     ----------   ------------
    Expected life (years). . . . .              3              3             4
    Interest rate. . . . . . . . .            5.96%          5.08%         7.52%
    Volatility . . . . . . . . . .            53.5%          33.6%         33.6%
    Dividend yield . . . . . . . .            0.00%          0.00%         0.00%

The Company has issued stock units under a stock appreciation rights agreement to certain executives which permit the holders to receive value in excess of the base price of the unit at the date of grant. Payment of the excess will be in cash, stock or a combination of cash and stock at the discretion of the Board of Directors. The total value to be received is subject to a ceiling. During the fourth quarter of 1997, the Company granted 2,710,000 stock units at a base price of $9.01 per unit. These stock units vest at various dates through fiscal year 2000 provided certain conditions are met. The Company has recorded compensation expense of approximately $5,900,000 during the fourth quarter of 1997 in respect of these stock units.

13.   COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its sales service centers and various distribution, manufacturing and transportation equipment under terms of noncancelable operating leases. Certain leases contain escalation charges. The minimum aggregate annual lease payments subsequent to January 2, 1998 are as follows (in thousands):

               1998. . . . . . . . . . . . . . . . . . . . .      $27,797
               1999. . . . . . . . . . . . . . . . . . . . .       21,769
               2000. . . . . . . . . . . . . . . . . . . . .       14,379
               2001. . . . . . . . . . . . . . . . . . . . .       10,679
               2002. . . . . . . . . . . . . . . . . . . . .        8,141
               Thereafter. . . . . . . . . . . . . . . . . .       17,119
                                                                  -------
                                                                  $99,884
                                                                  -------
                                                                  -------

Rental expense amounted to approximately $31,075,000, $24,166,000 and $16,427,000 for the years ended January 2, 1998, January 3, 1997 and December 31, 1995, respectively.

The Company is subject to federal, state, local and foreign laws and regulations relating to the environment and to work places. Laws that affect or could affect the Group's United States operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed or arranged for the disposal of substances which are now characterized as hazardous

                          DAL-TILE INTERNATIONAL INC.

and currently is engaged in the cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated.
The Company has provided reserves which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

The Company is also a defendant in various lawsuits arising from normal business activities. In the opinion of management, the ultimate liability likely to result from the contingencies described above is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

                          DAL-TILE INTERNATIONAL INC.

Financial information by geographical area is summarized below:

                                                             YEAR ENDED
                                                 -------------------------------------
                                                 JANUARY 2,   JANUARY 3,  DECEMBER 31,
                                                    1998         1997         1995
                                                 ----------   ----------  ------------
                                                            (IN THOUSANDS)
Consolidated revenue:
Unaffiliated customers:
    United States. . . . . . . . . . . . . .      $648,529     $695,532     $446,323
    Mexico . . . . . . . . . . . . . . . . .        18,533       17,927       23,012
    Other. . . . . . . . . . . . . . . . . .         9,575        6,777        5,477
                                                  --------     --------     --------
      Total consolidated revenues from
        unaffiliated customers . . . . . . .       676,637      720,236      474,812
                                                  --------     --------     --------
Intercompany revenue:
    United States. . . . . . . . . . . . . .         4,348        4,057        3,174
    Mexico . . . . . . . . . . . . . . . . .        71,802       61,526       43,109
    Eliminations . . . . . . . . . . . . . .       (76,150)     (65,583)     (46,283)
                                                  --------     --------     --------
      Total consolidated revenue . . . . . .      $676,637     $720,236     $474,812
                                                  --------     --------     --------
                                                  --------     --------     --------
Consolidated operating income (loss):
    United States. . . . . . . . . . . . . .      $(76,686)    $ 90,175     $ 48,874
    Mexico . . . . . . . . . . . . . . . . .         7,508        7,339        6,120
    Eliminations/other . . . . . . . . . . .          (458)         350         (469)
                                                  --------     --------     --------
      Total consolidated operating
        income (loss). . . . . . . . . . . .      $(69,636)    $ 97,864     $ 54,525
                                                  --------     --------     --------
                                                  --------     --------     --------
Consolidated identifiable assets:
    United States. . . . . . . . . . . . . .      $613,882     $623,444     $618,328
    Mexico . . . . . . . . . . . . . . . . .        53,637       54,889       38,585
    Eliminations/other . . . . . . . . . . .         4,550       10,164       15,480
                                                  --------     --------     --------
      Total consolidated identifiable
        assets . . . . . . . . . . . . . . .      $672,069     $688,497     $672,393
                                                  --------     --------     --------
                                                  --------     --------     --------

15.  FINANCIAL INSTRUMENTS

The carrying amounts of cash, trade accounts receivable and trade accounts payable approximate fair value because of the short maturity of those instruments. The carrying amount of the Company's long-term debt approximates its fair value, which the Company estimates based on incremental rates of comparable borrowing arrangements.

16.  CHANGE IN FISCAL YEAR

During 1996, the Company changed its fiscal year end from December 31 to a 52 or 53 week year ending on the Friday nearest December 31. Accordingly, the 1996 fiscal year ended on January 3, 1997 (and included 53 weeks) whereas the previous fiscal year ended on December 31 (and included 52 weeks). The change was made to help facilitate the financial closing process. The effect of the change was to increase net sales for 1996 by approximately $6,000,000. The impact of the change on net income for fiscal year 1996 was not material.

                          DAL-TILE INTERNATIONAL INC.

17.  CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

Provided below are the condensed unconsolidated financial statements of Dal-Tile International Inc.:

                                                   JANUARY 2,  JANUARY 3,
                                                     1998         1997
                                                   ----------  ----------
                                                      (IN THOUSANDS)
Condensed balance sheets:
    Cash. . . . . . . . . . . . . . . . . .         $   59      $     97
    Other assets. . . . . . . . . . . . . .          9,151         8,286
    Investment in Dal-Tile Group Inc.,
      net of accumulated losses . . . . . .              -       108,507
                                                    ------      --------
                                                    $9,210      $116,890
                                                    ------      --------
                                                    ------      --------

Senior secured zero coupon notes. . . . . .         $  157      $    140

Other liabilities . . . . . . . . . . . . .          1,232         1,181

Accumulated losses, net of investment
in Dal-Tile Group Inc.. . . . . . . . . . .          3,901             -
Stockholders' equity. . . . . . . . . . . .          3,920       115,569
                                                    ------      --------
                                                    $9,210      $116,890
                                                    ------      --------
                                                    ------      --------

                                                                   YEAR ENDED
                                                      ----------------------------------------
                                                      JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                         1998          1997          1995
                                                      ----------    ----------    ------------
                                                                 (IN THOUSANDS)
Condensed statements of operations:
   Equity in net income (loss)
     of Dal-Tile Group Inc.  . . . . . . .            $(110,739)     $ 11,841       $14,125
   Other expense (income). . . . . . . . .                 (520)         (511)          450
   Interest income . . . . . . . . . . . .                   --           921           142
   Interest expense  . . . . . . . . . . .                   17         7,919        11,677
                                                      ---------      --------       -------
   Net income (loss) . . . . . . . . . . .            $(110,236)     $  5,354       $ 2,140
                                                      ---------      --------       -------
                                                      ---------      --------       -------
Condensed statements of cash flows:
   Cash flow used in operating
    activities . . . . . . . . . . . . . .            $    (129)     $ (6,303)      $  (687)
   Financing activities:
   Proceeds from sale of stock and
    equity infusion  . . . . . . . . . . .                   --       102,558        27,575
   Investment in Dal-Tile Group Inc. . . .                   91       (18,134)           --
   Fees and expenses incurred in debt
    refinancing. . . . . . . . . . . . . .                   --        (9,457)           --
   Repayment of long-term debt at time of
    refinancing. . . . . . . . . . . . . .                   --       (98,938)           --
                                                      ---------      --------       -------
   Net increase (decrease) in cash . . . .                  (38)      (30,274)       26,888
   Cash at beginning of period . . . . . .                   97        30,371         3,483
                                                      ---------      --------       -------
     Cash at end of period . . . . . . . .            $      59      $     97       $30,371
                                                      ---------      --------       -------
                                                      ---------      --------       -------

                          DAL-TILE INTERNATIONAL INC.

18.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended January 2, 1998 and January 3, 1997:

                                                   FIRST         SECOND          THIRD         FOURTH
                                                  QUARTER        QUARTER        QUARTER        QUARTER
                                                  -------        -------        -------        -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended January 2, 1998:
  Net sales  . . . . . . . . . . . . . . . . . .  $167,409       $173,742       $177,731       $157,755
  Gross profit . . . . . . . . . . . . . . . . .    83,188         73,609         46,270         68,842
  Operating income (loss)  . . . . . . . . . . .    17,303        (11,891)       (64,675)       (10,373)
  Net income (loss)  . . . . . . . . . . . . . .     6,527        (13,803)       (80,939)       (22,021)
  Per share:
      Net income (loss) - basic  . . . . . . . .      0.12          (0.25)         (1.51)         (0.41)
                        - assuming dilution. . .      0.12          (0.25)         (1.51)         (0.41)
Year ended January 3, 1997
  Net sales. . . . . . . . . . . . . . . . . . .  $170,674       $180,849       $184,386       $184,327
  Gross profit . . . . . . . . . . . . . . . . .    82,734         85,334         90,602         91,835
  Operating income . . . . . . . . . . . . . . .    14,224         21,927         31,072         30,641
  Income before extraordinary item . . . . . . .       930          4,889         13,175         15,432
  Extraordinary item . . . . . . . . . . . . . .         -              -        (29,072)             -
  Net income (loss). . . . . . . . . . . . . . .       930          4,889        (15,897)        15,432
  Per share:
    Income before extraordinary
                  item - basic  . . . . . . . .       0.02           0.11           0.27           0.29
                       - assuming dilution. . .       0.02           0.10           0.26           0.28

    Extraordinary item - basic. . . . . . . . .          -              -          (0.59)             -
                       - assuming dilution. . .          -              -          (0.57)             -
    Net income (loss)  - basic. . . . . . . . .       0.02           0.11          (0.32)          0.29
                       - assuming dilution. . .       0.02           0.10          (0.31)          0.28

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.

The sum of quarterly per share amounts does not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average of common and common equivalent shares outstanding. Share amounts used in the calculation of net income (loss) per share amounts above are after giving effect to the Company's common stock conversion in August 1996.

During the second quarter of 1997, the Company recorded charges of $24,700,000 primarily for the write-down of trade accounts receivable and inventories. The charge is comprised of $8,400,000 in cost of sales and $16,300,000 in selling, general and administrative expenses.

During the third quarter of 1997, the Company recorded charges of $65,400,000 primarily for the write-down of obsolete and slow-moving inventories, uncollectible trade accounts receivable, other non-productive assets and costs for restructuring manufacturing, store operations and corporate administrative functions. The charge is comprised of $28,100,000 in cost of sales, $3,500,000 in transportation expense and $33,800,000 in selling, general and administrative expenses.

                                                                    SCHEDULE II

                          DAL-TILE INTERNATIONAL INC.

                      VALUATION AND QUALIFYING ACCOUNTS

       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 31, 1995

Allowance for losses from Uncollectible Accounts:

                                                           (b)
                             ADDITIONS                     DTI                (b)               DTI
                 BALANCE AT  CHARGED TO                (WITHOUT AO)            AO             BALANCE
                 BEGINNING   COSTS AND      (a)         BALANCE AT          BALANCE AT        AT END
                 OF PERIOD    EXPENSES   DEDUCTIONS  DECEMBER 31, 1995   DECEMBER 31, 1995   OF PERIOD
                 ---------    --------   ----------  -----------------   -----------------   ---------
                                              (AMOUNTS IN THOUSANDS)
1997. . . .       $12,750      $27,805     $27,395             --                   --        $13,160
1996. . . .         9,389        5,781       2,420             --                   --         12,750
1995. . . .         3,892        5,111       4,374         $4,629               $4,760          9,389

---------
(a) Uncollectible accounts written off, net of recoveries.
(b) "DTI" means Dal-Tile International Inc. "AO" means American Olean Tile Company, Inc.