Form 10-Q
period 1998-04-03
DAL TILE INTERNATIONAL INC
filed 1998-05-15
CIK 906611

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

                                 (214) 398-1411
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__   NO _____

As of May 14, 1998, the registrant had outstanding 53,435,101 shares of voting common stock, par value $0.01 per share.

                         DAL-TILE INTERNATIONAL INC.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE
                                                                      ----
     Item 1 -  Financial Statements (Unaudited)                         3
               Notes to Condensed Consolidated Financial Statements     8


     Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations           11


PART II - OTHER INFORMATION

     Item 5 -  Other Information                                       15

     Item 6 -  Exhibits and Reports on Form 8-K                        15

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 3, 1998 and APRIL 4, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                               -----------------------
                                               APRIL 3,       APRIL 4,
                                                 1998           1997
                                               --------       --------
Net sales                                      $185,831       $167,409
Cost of goods sold                               98,503         84,221
                                               --------       --------
Gross profit                                     87,328         83,188
Expenses:
   Transportation                                14,533         11,490
   Selling, general and administrative           57,433         52,994
   Amortization of intangibles                    1,401          1,401
                                               --------       --------
Total expenses                                   73,367         65,885
                                               --------       --------
Operating income                                 13,961         17,303
Interest expense                                 11,604          8,079
Interest income                                      26            139
Other income (expense)                             (391)           681
                                               --------       --------
Income before income taxes                        1,992         10,044
Income tax provision                              1,164          3,517
                                               --------       --------
Net Income                                     $    828       $  6,527
                                               --------       --------
                                               --------       --------
BASIC EARNINGS PER SHARE
Net income per common share                    $   0.02       $   0.12
                                               --------       --------
                                               --------       --------
Average shares                                   53,435         53,435
                                               --------       --------
                                               --------       --------
DILUTED EARNINGS PER SHARE
Net income per common share                    $   0.02       $   0.12
                                               --------       --------
                                               --------       --------
Average shares                                   54,149         55,443
                                               --------       --------
                                               --------       --------

                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

                         DAL-TILE INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
                      APRIL 3, 1998 AND JANUARY 2, 1998

                           (AMOUNTS IN THOUSANDS)

                                              (UNAUDITED)
                                                APRIL 3,     JANUARY 2,
                                                 1998           1998
                                              -----------    ----------
ASSETS

Current Assets:
   Cash                                        $    399       $  7,488
   Trade accounts receivable                    110,017         96,296
   Inventories                                  123,720        130,747
   Prepaid expenses                               3,268          3,120
   Other current assets                          16,761         18,438
                                               --------       --------

Total current assets                            254,165        256,089

Property, plant, and equipment, at cost         293,079        299,232

Less accumulated depreciation                    76,065         71,547
                                               --------       --------
                                                217,014        227,685

Goodwill, net of amortization                   151,370        152,560

Finance costs, net of amortization                6,298          6,599

Tradename and other assets                       28,754         29,136
                                               --------       --------

Total assets                                   $657,601       $672,069
                                               --------       --------
                                               --------       --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DAL-TILE INTERNATIONAL INC.
                  CONSOLIDATED BALANCE SHEETS  (continued)
                    APRIL 3, 1998 AND JANUARY 2, 1998

                         (AMOUNTS IN THOUSANDS)

                                                    (UNAUDITED)
                                                      APRIL 3,       JANUARY 2,
                                                        1998            1998
                                                    -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Trade accounts payable                            $ 19,430        $  18,231
   Accrued expenses                                    59,496           55,043
   Accrued interest payable                             1,363            2,287
   Current portion of long-term debt                   29,754           19,261
   Income taxes payable                                 1,162              801
   Deferred income taxes                                1,066              863
   Other current liabilities                            4,693            4,715
                                                     --------         --------
Total current liabilities                             116,964          101,201


Long-term debt                                        509,691          537,830
Other long-term liabilities                            27,097           27,230
Deferred income taxes                                   1,903            1,888




Stockholders' Equity:

   Common stock, $.01 par value:
     Authorized shares - 200,000,000; issued and
      outstanding shares - 53,435,101                     534              534
   Additional paid-in capital                         436,100          436,100
   Accumulated deficit                               (370,058)        (370,886)
   Accumulated other comprehensive loss               (64,630)         (61,828)
                                                     --------         --------

Total stockholders' equity                              1,946            3,920
                                                     --------         --------

Total liabilities and stockholders' equity           $657,601         $672,069
                                                     --------         --------
                                                     --------         --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               APRIL 3, 1998
                               (IN THOUSANDS)
                                (Unaudited)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                               COMMON    PAID-IN     ACCUMULATED    COMPREHENSIVE
                                               STOCK     CAPITAL       DEFICIT           LOSS           TOTAL
                                               ------    --------    -----------    -------------      -------
Balance at January 2, 1998                      $534     $436,100     $(370,886)      $(61,828)        $ 3,920
                                                                                                       -------
Comprehensive Loss
 Net Income                                        -            -           828              -             828
 Foreign currency translation adjustments          -            -             -         (2,802)         (2,802)
                                                                                                       -------
Total Comprehensive Loss                                                                                (1,974)
                                                ----     --------     ---------       --------         -------
Balance at April 3, 1998                        $534     $436,100     $(370,058)      $(64,630)        $ 1,946
                                                ----     --------     ---------       --------         -------
                                                ----     --------     ---------       --------         -------









  The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DAL-TILE INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND APRIL 4, 1997
                           (AMOUNTS IN THOUSANDS)
                                (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              APRIL 3,       APRIL 4,
                                                                1998           1997
                                                              --------       --------
OPERATING ACTIVITIES

Net income                                                    $    828       $  6,527
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                 7,165          5,134
   Deferred income tax provision                                   547          1,937
   Foreign currency transaction loss (gain)                       (398)          (144)
   Changes in operating assets and liabilities:
      Trade accounts receivable                                (13,936)        (8,548)
      Inventories                                                6,218        (20,353)
      Other assets                                               1,557         (4,764)
      Trade accounts payable and accrued expenses                5,866        (20,140)
      Accrued interest payable                                    (847)           124
      Other liabilities                                            511         (1,064)
                                                              --------       --------
Net cash provided by (used in) operating activities              7,511        (41,291)

INVESTING ACTIVITIES
Proceeds from sale of (expenditures for) property,
 plant, and equipment, net                                       3,272        (13,888)

FINANCING ACTIVITIES
Repayments of long-term debt                                   (44,650)        (7,800)
Borrowings under long-term debt                                 27,004         48,000
Fees and expenses associated with debt refinancing                (241)             -
                                                              --------       --------
Net cash (used in) provided by financing activities            (17,887)        40,200
Effect of exchange rate changes on cash                             15              7
                                                              --------       --------
Net decrease in cash                                            (7,089)       (14,972)
Cash at beginning of period                                      7,488          9,999
                                                              --------       --------
Cash at end of period                                         $    399       $ (4,973)
                                                              --------       --------
                                                              --------       --------

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three months ended April 3, 1998 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the first quarter of 1998 ended on April 3, 1998.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the three months ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 2, 1998 annual report on Form 10-K of the Company.

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.   EARNINGS PER SHARE

     Earnings per share are presented on both the basic and diluted methods. Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.   COMPREHENSIVE INCOME


     As of January 3, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity.
     SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to the requirements of SFAS 130.

     During the first quarter of 1998 and 1997, total comprehensive (loss) income amounted to ($1,974) and $5,785, respectively.

4.   INVENTORIES

     Inventories consist of the following at April 3, 1998 and January 2, 1998 (In Thousands):

                                             (Unaudited)
                                               April 3,      January 2,
                                                 1998           1998
                                               --------       --------
     Raw materials                             $  8,417       $  9,891
     Work-in-process                              4,279          3,960
     Finished goods                             111,024        116,896
                                               --------       --------
                                               $123,720       $130,747
                                               --------       --------
                                               --------       --------

5.   LONG-TERM DEBT

     Long-term debt consists of the following at April 3, 1998 and January 2, 1998 (In Thousands):

                                             (Unaudited)
                                               April 3,      January 2,
                                                 1998           1998
                                               --------       --------
     Term A Loan                               $217,500       $217,500
     Term B Loan                                124,750        125,000
     Revolving Credit Loan                      173,000        190,000
     Other                                       24,195         24,591
                                               --------       --------
                                                539,445        557,091
     Less current portion                        29,754         19,261
                                               --------       --------
                                               $509,691       $537,830
                                               --------       --------
                                               --------       --------

6.   INCOME TAXES

     The income tax provision reflects effective tax rates of 58% and 35% for the three months ended April 3, 1998 and April 4, 1997, respectively. The tax provision for the first quarter of 1998 reflects expected Mexican and U.S. state tax liabilities based on estimated income in those jurisdictions.

7.   COMMITMENTS AND CONTINGENCIES

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

     The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed or arranged for the disposal of substances which are now characterized as hazardous and currently is engaged in the cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

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

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended April 3, 1998 compared with the three months ended April 4, 1997 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the first quarter of 1998 ended on April 3, 1998.

During the first quarter of 1998, the Company reported sales growth in all distribution channels and a return to profitability. Transportation costs remain high as the Company continues to focus on improving customer service. For the remainder of 1998, the Company will continue efforts to improve its supply chain, reduce operating costs and improve cash flow through better alignment of production requirements with working capital.

On April 28, 1998, the Company filed a registration statement in connection with a request by Armstrong World Industries, Inc. ("AWI") that the Company register for resale all the shares of the Company's common stock ("Common Stock") owned by AWI. The Company's registration statement relates to the sale by AWI of Common Stock and the issuance by AWI of Participating Exchangeable Premium Securities ("PEPS") of AWI that are mandatorily exchangeable into Common Stock, or, at the option of AWI, cash with an equivalent value.

The registration statement covers all of the 18,365,822 shares of Common Stock owned by AWI, including up to 10,315,822 shares (including over-allotment option) to be included in an underwritten secondary offering by AWI, and up to 8,050,000 shares (including over-allotment option) that may be delivered by AWI at the maturity of the PEPS.

The Company will not receive any proceeds from the sale by AWI of the Common Stock or the issuance by AWI of the PEPS, and the Company will have no obligations with respect to the PEPS.

NET SALES

Net sales for the first quarter of 1998 increased $18.4 million, or 11.0%, to $185.8 million from $167.4 million in 1997. During the first quarter of 1998, sales increased 10% in the Company-operated sales centers and 14% within the independent distributor channel compared to the same period in 1997. The increase in net sales was due principally to improved customer service in all distribution channels realized through, among other things, substantial completion of the Company's management information systems integration, better product availability and restructuring of the sales force in late 1997.

Net sales in Mexico increased $3.4 million to $6.5 million in the first quarter of 1998 from $3.1 million in 1997. This increase in sales occurred as the Company increased its utilization of United States manufacturing capacity resulting in a larger availability of the Company's Mexican production to be sold in Mexico.

GROSS PROFIT

Gross profit for the first quarter of 1998 increased $4.1 million, or 4.9%, to $87.3 million from $83.2 million in 1997 principally as a result of the increase in sales. Gross margin decreased to 47.0% in the first quarter of 1998 from 49.7% in the first quarter of 1997. The decrease in gross margin was primarily a result of higher per unit manufacturing cost associated with reduced production levels compared to the first quarter of 1997.

EXPENSES

Expenses in the first quarter of 1998 increased $7.5 million, or 11.4%, to $73.4 million from $65.9 million in the first quarter of 1997. Expenses as a percent of sales increased to 39.5% in the first quarter of 1998 from 39.4% in the first quarter of 1997. The increase was due primarily to increased transportation costs related to continued transfer of inventories in order to improve customer service, higher fixed costs for information technology and increased operating costs associated with higher revenues. These increases were offset by reductions in staffing and lower professional fees.

OPERATING INCOME

Operating income in the first quarter of 1998 decreased $3.3 million, or 19.1%, to $14.0 million from $17.3 million in the first quarter of 1997. Operating margin decreased to 7.5% from 10.3% for the first quarter of 1998 due primarily to increased transportation and operating expenses offset by higher sales.

INTEREST EXPENSE (NET)

Interest expense (net) in the first quarter of 1998 increased $3.7 million, or 46.8%, to $11.6 million from $7.9 million in the first quarter of 1997. The increase was due to higher fees and interest rates in connection with second and third quarter 1997 amendments to the Company's credit facility and increased borrowing requirements.

INCOME TAXES

The income tax provision reflects effective tax rates of approximately 58% and 35% for the first quarter of 1998 and 1997, respectively. The effective rate for the first quarter of 1997 was based on the estimated annual income for 1997. Subsequent to the first quarter of 1997, the Company incurred significant U.S. losses which eliminated U.S. federal and state income tax liability for that period and generated substantial net operating loss carryforwards. A valuation allowance was established in 1997 to offset any benefit from the net operating losses and to reflect management's estimation as to the future utilization of the deferred tax assets. A tax provision was recorded in 1997 for income taxes incurred on Mexican earnings. The first quarter of 1998 reflects expected Mexican and U.S. state tax liabilities based on estimated income in those jurisdictions.

NET INCOME

Net income in the first quarter of 1998 decreased to $0.8 million from $6.5 million in the first quarter of 1997. Net income decreased due to lower gross margins and higher operating and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Second Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. Cash provided by operating activities was $7.5 million in the first quarter of 1998 compared to cash usage of $41.3 million for the same period in 1997. Cash provided in the first quarter of 1998 resulted from continued efforts to improve management of working capital.

During the first quarter of 1998, the Company continued to reduce inventory levels to better align them with sales requirements. Additionally, the Company continues to decrease accounts receivable days outstanding through improved collection procedures implemented in late 1997.

During the first quarter of 1998, the Company received net cash proceeds of $8.1 million from the sale of its Lansdale, PA manufacturing facility contributing to cash provided by investing activities of $3.3 million. During the remainder of 1998, the Company plans to expend approximately $16 million for the completion of the expansion of its Dallas, TX plant, routine capital improvements and continued integration of management information systems. The Company's ability to continue to improve and expand its manufacturing facilities in the future will be dependent on cash generated from operations and borrowings available under the Second Amended Credit Facility.

Cash used in financing activities was $17.9 million for the first quarter of 1998, which reflects repayments of $17.0 million on the revolver portion of the Company's Second Amended Credit Facility and payments of various other debt. Total availability as of April 3, 1998 under the Second Amended Credit Facility was $63.7 million. The Company believes cash flow from operating activities, together with borrowings available under the Second Amended Credit Facility (or replacement thereof), will be sufficient to fund future working capital needs, capital expenditures and debt service requirements. Given increasingly stringent financial covenants and debt service requirements under the Second Amended Credit Agreement, the Company expects that it will be required to seek to refinance its indebtedness or amend the terms thereof in 1999 and possibly sooner. The Company's ability to amend or refinance its obligations with respect to its indebtedness and to raise capital through alternative means such as selling assets or raising equity capital depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders at that time would be diluted. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. There can be no assurance that future borrowing facilities will be available for the repayment or refinancing of the Company's indebtedness or that the Company's existing lenders will agree to any requested modification of the terms of its indebtedness. The Company expects that debt incurred as part of a refinancing would involve higher borrowing costs.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company's liquidity. Any future devaluation of the peso against the U.S. dollar may affect the Company's results of operations or financial condition.

The Company is involved in various proceedings relating to environmental matters. The Company is currently engaged in environmental investigation and remediation programs at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material adverse effect on the Company's liquidity and financial condition.

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on glazed ceramic tile from non-North American countries at approximately 15% to be reduced ratably to 8 1/2% by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict the effect that GATT may have on the Company's operations.

In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder, and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico. The United States currently imposes import duties on glazed ceramic tile from Mexico of approximately 13%, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to increase selling prices and enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the first quarter of 1998 and 1997. Approximately 85% of the Company's inventory is valued using the LIFO inventory accounting method. Therefore, current costs are reflected in cost of sales rather than in inventory balances. The impact of inflation in Mexico has not had a significant impact on the first quarter of 1998 operating results; however, the future impact is uncertain at this time.

IMPACT OF YEAR 2000

The Company is continuing its efforts to modify and replace certain portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 cost is estimated at approximately $7.0 million and will be expensed as incurred. To date, the Company has incurred expenses primarily for the assessment of the Year 2000 issue, the development of a modification plan and initial date repair activities.

The project is estimated to be completed no later than April 2, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on operations.

The cost of the project and the date by which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, non-performance of key software and hardware vendors and similar uncertainties. In addition, material disruptions to the operations of the Company's major customers and suppliers as a result of Year 2000 issues could also have a material adverse impact on the Company's operations and financial condition.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          Cautionary Statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

          Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties, system integration issues and environmental laws and other regulations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

               27.1  Financial Data Schedule

               27.2  Financial Date Schedule

               27.3  Financial Date Schedule

               27.4  Financial Date Schedule

               27.5  Financial Date Schedule

               27.6  Financial Date Schedule

               27.7  Financial Date Schedule

               27.8  Financial Date Schedule

               27.9  Financial Date Schedule

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the quarter ended April 3, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAL-TILE INTERNATIONAL INC.
                                        (Registrant)
Date:
May 15, 1998                                /s/ William C. Wellborn
------------                            ------------------------------------
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Assistant Secretary