Form 10-K405/A
period 1998-01-02
DAL TILE INTERNATIONAL INC
filed 1998-06-23
CIK 906611

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

The write-down of uncollectible trade accounts receivable related to increases in receivables balances arising principally as a result of earlier sales initiatives that included, among other things, extended credit terms and efforts to expand the Company's customer base, and operational and systems integration issues that resulted in limited access by sales center personnel to certain account information. In addition, in an effort to improve customer service, authority to extend credit was decentralized and assigned to management at the retail sales centers. Sales resulting from these initiatives were a result of products being shipped under defined terms to customers, with the full expectation of invoiced amounts being paid in full within the terms of the sale. In response to deterioration in the aging of the Company's accounts receivable, primarily as a result of the sales initiatives and operational and systems integration issues, the Company increased collection efforts and undertook detailed reviews of collectibility, and subsequently recorded increases in the reserve for doubtful accounts of $7.6 million in the second quarter of fiscal year 1997, and $13.7 million as of the third quarter of fiscal year 1997. The sales initiatives, which began in the fourth quarter of fiscal year 1996, were discontinued by the end of the second quarter of fiscal year 1997. In addition, by the end of the second quarter of fiscal year 1997, the Company moved to a more centralized credit approval process and implemented more stringent credit policies.

At the end of the second quarter of fiscal year 1997, the Company also extensively reviewed its finished product inventories, including the various patterns, shapes and sizes of finished product inventories. Based on this analysis, an adjustment of approximately $8.4 million was recorded as of the end of the second quarter of fiscal year 1997 to reflect the write-down of inventory believed to be slow moving and/or obsolete, or out of balance with other related products. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKU's offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay in systems integration, resulted in a need to record additional inventory provisions of $28.1 million consisting of $14.2 million related to results of physical inventories, $7.3 million of additional write-down for obsolete inventory, $4.5 million write-down for certain other inventory accounts and $2.1 million write-down for raw materials. Management believes that progress in its systems integration resulted in substantially improved inventory management by the end of the third quarter of fiscal year 1997.

The balance of the charges recorded in the second quarter of fiscal year 1997 consisted of $2.5 million in respect of terminated employees and $6.2 million in respect of other charges, primarily related to liabilities incurred for lease terminations, executive search fees, and other items. The balance of the charges recorded in the third quarter of fiscal year 1997 consisted of $4.2 million in respect of terminated employees, $8.5 million in respect of accrued expenses, primarily related to freight and insurance, $5.3 million in respect of fixed asset impairment and $5.6 million in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.

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

 +10.7 First Supplemental Indenture dated as of August 1, 1996 between Dal-Tile International Inc. and Citibank, N.A., as trustee, relating to the Zero Coupon Notes.

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

+*10.17 Employment Agreement, dated as of June 13, 1997, and amended as of October 10,1997 between Dal-Tile International Inc. and Jacques R. Sardas.

+*10.18 Employment Agreement, dated as of August 25, 1997, and amended October 10, 1997, between Dal-Tile International Inc. and William C. Wellborn.

+*10.19 Stock Appreciation Rights Agreements, dated as of October 10, 1997, and amended February 20, 1998, between Dal-Tile International Inc. and each of Jacques R. Sardas, William C.

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

  23.1    Consent of Ernst & Young LLP

 +27.1    Financial Data Schedule

+    Previously filed.

(b)  Reports on Form 8-K:
     None.
(c)  Exhibits:
     See Item 14(a) above.
(d)  Financial Statement Schedule
     See Item 14(a) above.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 23rd Day of June 1998.

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

        SIGNATURE                        TITLE                   DATE
        ---------                        -----                   ----

 /s/ Jacques R. Sardas        President, Chief Executive     June 23, 1998
---------------------------   Officer and Chairman of
 JACQUES R. SARDAS            the Board of Directors


 /s/ William C. Wellborn      Executive Vice President,      June 23, 1998
---------------------------   Chief Financial Officer,
 WILLIAM C. WELLBORN          Treasurer and Assistant
                              Secretary (Principal
                              Financial and Accounting
                              Officer)


 /s/ John M. Goldsmith        Director                       June 23, 1998
---------------------------
 JOHN M. GOLDSMITH


 /s/ Charles J. Pilliod, Jr.  Director                       June 23, 1998
---------------------------
 CHARLES J. PILLIOD, JR.


 /s/ Henry F. Skelsey         Director                       June 23, 1998
---------------------------
 HENRY F. SKELSEY

        SIGNATURE                        TITLE                   DATE
        ---------                        -----                   ----

 /s/ Douglas D. Danforth      Director                       June 23, 1998
---------------------------
 DOUGLAS D. DANFORTH


 /s/ Vincent A. Mai           Director                       June 23, 1998
---------------------------
 VINCENT A. MAI


 /s/ Norman E. Wells, Jr.     Director                       June 23, 1998
---------------------------
 NORMAN E. WELLS, JR.

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

The write-down of uncollectible trade accounts receivable related to increases in receivables balances arising principally as a result of earlier sales initiatives that included, among other things, extended credit terms and efforts to expand the Company's customer base, and operational and systems integration issues that resulted in limited access by sales center personnel to certain account information. In addition, in an effort to improve customer service, authority to extend credit was decentralized and assigned to management at the retail sales centers. Sales resulting from these initiatives were a result of products being shipped under defined terms to customers, with the full expectation of invoiced amounts being paid in full within the terms of the sale. In response to deterioration in the aging of the Company's accounts receivable, primarily as a result of the sales initiatives and operational and systems integration issues, the Company increased collection efforts and undertook detailed reviews of collectibility, and subsequently recorded increases in the reserve for doubtful accounts of $7,600,000 in the second quarter of fiscal year 1997, and $13,700,000 as of the third quarter of fiscal year 1997. The sales initiatives, which began in the fourth quarter of fiscal year 1996, were discontinued by the end of the second quarter of fiscal year 1997. In addition, by the end of the second quarter of fiscal year 1997, the Company moved to a more centralized credit approval process and implemented more stringent credit policies.

At the end of the second quarter of fiscal year 1997, the Company also extensively reviewed its finished product inventories, including the various patterns, shapes and sizes of finished product inventories. Based on this analysis, an adjustment of approximately $8,400,000 was recorded as of the end of the second quarter of fiscal year 1997 to reflect the write-down of inventory believed to be slow moving and/or obsolete, or out of balance with other related products. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKU's offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay in systems integration, resulted in a need to record additional inventory provisions of $28,100,000 consisting of $14,200,000 related to results of physical inventories, $7,300,000 of additional write-down for obsolete inventory, $4,500,000 write-down for certain other inventory accounts and $2,100,000 write-down for raw materials. Management believes that progress in its systems integration resulted in substantially improved inventory management by the end of the third quarter of fiscal year 1997.

The balance of the charges recorded in the second quarter of fiscal year 1997 consisted of $2,500,000 in respect of terminated employees and $6,200,000 in respect of other charges, primarily related to liabilities incurred for lease terminations, executive search fees, and other items. The balance of the charges recorded in the third quarter of fiscal year 1997 consisted of $4,200,000 in respect of terminated employees, $8,500,000 in respect of accrued expenses, primarily related to freight and insurance, $5,300,000 in respect of fixed asset impairment and $5,600,000 in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.