Form 10-Q
period 1998-07-03
DAL TILE INTERNATIONAL INC
filed 1998-08-07
CIK 906611

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                          -----------------------------------

                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JULY 3, 1998
                               --------------

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from___________to_____________


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

As of August 7, 1998, the registrant had outstanding 53,545,101 shares of voting common stock, par value $0.01 per share.

                             DAL-TILE INTERNATIONAL INC.

                                  TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           -----
     Item 1 -  Financial Statements (Unaudited)                               3
               Notes to Consolidated Condensed Financial Statements
               (Unaudited)                                                    8

     Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11


PART II - OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote of Security Holders           15

     Item 5 -  Other Information                                             16

     Item 6 -  Exhibits and Reports on Form 8-K                              16

                            DAL-TILE INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Amounts)
                                    (Unaudited)



                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                             ------------------------       ------------------------
                                               JULY 3,        JULY 4,        JULY 3,       JULY 4,
                                                1998           1997           1998          1997
                                             ---------     ----------      ---------    -----------
Net sales                                     $190,907       $173,742       $376,738       $341,151
Cost of goods sold                             100,680        100,133        199,183        184,350
                                             ---------     ----------      ---------    -----------
Gross profit                                    90,227         73,609        177,555        156,801

Expenses:
   Transportation                               14,211         14,902         28,744         26,391
   Selling, general and administrative          56,770         69,197        114,203        122,189
   Amortization of intangibles                   1,401          1,401          2,802          2,802
                                             ---------     ----------      ---------    -----------
Total expenses                                  72,382         85,500        145,749        151,382
                                             ---------     ----------      ---------    -----------
Operating income (loss)                         17,845        (11,891)        31,806          5,419

Interest expense                                11,649          9,280         23,253         17,359

Interest income                                     30             67             56            206

Other income (expense)                             396           (132)             5            548
                                             ---------     ----------      ---------    -----------
Income (loss) before income taxes                6,622        (21,236)         8,614        (11,186)
Income tax provision                             1,175         (7,433)         2,339         (3,915)
                                             ---------     ----------      ---------    -----------
Net income (loss)                             $  5,447       $(13,803)      $  6,275       $ (7,271)
                                             ---------     ----------      ---------    -----------
                                             ---------     ----------      ---------    -----------
BASIC EARNINGS PER SHARE
Net income (loss) per common share            $   0.10       $  (0.26)      $   0.12       $  (0.14)
                                             ---------     ----------      ---------    -----------
                                             ---------     ----------      ---------    -----------
Average shares                                  53,435         53,435         53,435         53,435
                                             ---------     ----------      ---------    -----------
                                             ---------     ----------      ---------    -----------
DILUTED EARNINGS PER SHARE
Net income (loss) per common share            $   0.10       $  (0.26)      $   0.12       $  (0.14)
                                             ---------     ----------      ---------    -----------
                                             ---------     ----------      ---------    -----------
Average shares                                  54,500         53,435         54,325         53,435
                                             ---------     ----------      ---------    -----------
                                             ---------     ----------      ---------    -----------

      The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                         JULY 3,    JANUARY 2,
                                                          1998        1998
                                                       ----------  ------------
ASSETS
Current Assets:
   Cash                                                  $    737     $  7,488
   Trade accounts receivable                              111,670       96,296
   Inventories                                            128,457      130,747
   Prepaid expenses                                         3,431        3,120
   Other current assets                                    17,596       18,438
                                                       ----------    ---------
Total current assets                                      261,891      256,089

Property, plant, and equipment, at cost                   290,887      299,232

Less accumulated depreciation                              80,608       71,547
                                                       ----------    ---------
                                                          210,279      227,685

Goodwill, net of amortization                             150,178      152,560

Finance costs, net of amortization                          5,998        6,599

Tradename and other assets                                 29,155       29,136
                                                       ----------    ---------
Total assets                                             $657,501     $672,069
                                                       ----------    ---------
                                                       ----------    ---------


    The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS  (CONTINUED)
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                         JULY 3,    JANUARY 2,
                                                          1998        1998
                                                       ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Trade accounts payable                                 $23,453      $18,231
   Accrued expenses                                        61,089       55,043
   Accrued interest payable                                   593        2,287
   Current portion of long-term debt                       39,598       19,261
   Income taxes payable                                       334          801
   Deferred income taxes                                    1,414          863
   Other current liabilities                                4,672        4,715
                                                       ----------    ---------
Total current liabilities                                 131,153      101,201

Long-term debt                                            492,546      537,830

Other long-term liabilities                                28,443       27,230

Deferred income taxes                                       1,684        1,888

Stockholders' Equity:

   Common stock, $.01 par value:
     Authorized shares - 200,000,000; issued and
     outstanding shares - 53,435,101                          534          534
   Additional paid-in capital                             435,242      436,100
   Accumulated deficit                                   (364,611)    (370,886)
   Accumulated other comprehensive loss                   (67,490)     (61,828)
                                                       ----------    ---------
Total stockholders' equity                                  3,675        3,920
                                                       ----------    ---------
Total liabilities and stockholders' equity               $657,501     $672,069
                                                       ----------    ---------
                                                       ----------    ---------


      The accompanying notes are an integral part of the consolidated condensed financial statements.

                              DAL-TILE INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   JULY 3, 1998
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                              COMMON      PAID-IN    ACCUMULATED     COMPREHENSIVE
                                               STOCK      CAPITAL      DEFICIT           LOSS          TOTAL
                                             --------    ---------   ------------   --------------  ----------

Balance at January 2, 1998                    $  534      $436,100    $(370,886)       $(61,828)      $ 3,920

Common stock registration fees                     -          (858)           -               -          (858)
Comprehensive income (loss)
  Net Income                                       -            -         6,275               -         6,275
  Foreign currency translation adjustments         -            -             -          (5,662)       (5,662)
                                             --------    ---------   ------------   --------------  ----------
Total Comprehensive income (loss)                                                                         613
                                             --------    ---------   ------------   --------------  ----------
Balance at July 3, 1998                       $  534      $435,242    $(364,611)       $(67,490)      $ 3,675
                                             --------    ---------   ------------   --------------  ----------
                                             --------    ---------   ------------   --------------  ----------

    The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                         ----------------------
                                                          JULY 3,      JULY 4,
                                                           1998         1997
                                                        ----------    ---------
OPERATING ACTIVITIES
Net income (loss)                                        $  6,275     $ (7,271)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                           14,234       10,292
   Asset write-down                                         1,700            -
   Provision for losses on accounts receivable              3,207       10,264
   Deferred income tax provision                            1,017       (6,398)
   Foreign currency transaction (gain)                     (1,319)        (280)
   Changes in operating assets and liabilities:
      Trade accounts receivable                           (19,068)     (18,010)
      Inventories                                           1,142      (36,857)
      Other assets                                           (245)      (6,111)
      Trade accounts payable and accrued expenses          10,980        6,151
      Accrued interest payable                             (1,616)        (767)
      Other liabilities                                     1,093       (2,274)
                                                       ----------   ----------
Net cash provided by (used in) operating activities        17,400      (51,261)

INVESTING ACTIVITIES
Proceeds from sale of (expenditures for) property,
  plant, and equipment, net                                 1,196      (28,671)

FINANCING ACTIVITIES
Borrowings under long-term debt                            60,008      196,060
Repayments of long-term debt                              (84,955)    (131,589)
Fees and expenses associated with debt refinancing           (241)      (2,824)
Fees and expenses associated with common stock
  registration                                                (94)           -
                                                       ----------   ----------
Net cash provided by (used in) financing activities       (25,282)      61,647

Effect of exchange rate changes on cash                       (65)         (20)
                                                       ----------   ----------
Net decrease in cash                                       (6,751)     (18,305)

Cash at beginning of period                                 7,488        9,999
                                                       ----------   ----------
Cash at end of period                                    $    737     $ (8,306)
                                                       ----------   ----------
                                                       ----------   ----------


      The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION

     The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and six months ended July 3, 1998 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the second quarter of 1998 ended on July 3, 1998.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the six months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 2, 1998 annual report on Form 10-K of the Company.

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

     For the six months ended July 3, 1998 and July 4, 1997, total comprehensive income (loss) amounted to $613 and ($7,839), respectively.

                            DAL-TILE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

4.   INVENTORIES

     Inventories were as follows:

                                                     JULY 3,         JANUARY 2,
                                                      1998             1998
                                                 ------------     --------------
 Raw Materials                                     $    8,870      $      9,891
 Work-in-process                                        4,150             3,960
 Finished goods                                       115,437           116,896
                                                 ------------     --------------
                                                    $ 128,457        $  130,747
                                                 ------------     --------------
                                                 ------------     --------------

5.   ASSET WRITE-DOWN

     As a result of refinement of the Company's manufacturing strategy, the Company has decided to pursue the sale of its Mt. Gilead, North Carolina glazed floor tile facility. A $1,700 provision, which was included in selling, general and administrative expenses, was recorded in the second quarter of 1998 to reduce the carrying value of the facility to its estimated net realizable value.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                             JULY 3,           JANUARY 2,
                                              1998                1998
                                          ------------        ------------
      Term Loan A                           $ 217,500            $ 217,500
      Term Loan B                             124,500              125,000
      Revolving Credit Loan                   168,000              190,000
      Other                                    22,144               24,591
                                          ------------        ------------
                                              532,144              557,091
      Less current portion                     39,598               19,261
                                          ------------        ------------
                                            $ 492,546            $ 537,830
                                          ------------        ------------
                                          ------------        ------------

                            DAL-TILE INTERNATIONAL INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

7.   INCOME TAXES

     The income tax provision for the three and six months ended July 3, 1998 reflects effective tax rates of approximately 18% and 27%, respectively. For the three and six months ended July 4, 1997, the rate was approximately 35%. The effective tax rate for the three and six months ended July 3, 1998 reflects expected Mexico tax liabilities and U.S. state and possession income tax based on estimated taxable income in those jurisdictions.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to federal, state, local and foreign laws and regulations relating to the environment and to work places. Laws that affect or could affect the Company's United States operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act. The Company believes it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

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

                   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of 1998, the Company continued to see positive results from the strategic plan implemented in July 1997. Sales increased $5.1 million over the first quarter of 1998 and cash flow has increased due to higher profitability and improved management of accounts receivable and inventories. The Company will continue to focus on customer service enhancements during the remainder of 1998 while furthering efforts to reduce transportation costs and operating costs.

The following is a discussion of the results of operations for the three and six months ended July 3, 1998 compared with the three and six months ended July 4, 1997 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the second quarter of 1998 ended on July 3, 1998.

NET SALES

Net sales for the second quarter of 1998 increased $17.2 million, or 9.9%, to $190.9 million from $173.7 million in the second quarter of 1997. Net sales for the six months ended July 3, 1998 increased $35.5 million, or 10.4%, to $376.7 million from $341.2 million for the same period in 1997. The increase in net sales was due principally to improved customer service in all distribution channels resulting from better product availability and the realignment of the sales organization. This realignment has focused more experienced sales personnel on customer satisfaction.

GROSS PROFIT

Gross profit for the second quarter of 1998 increased $16.6 million, or 22.6%, to $90.2 million from $73.6 million in the second quarter of 1997. Gross profit for the six months ended July 3, 1998 increased $20.8 million, or 13.3%, to $177.6 million from $156.8 million for the same period in 1997. Gross margin increased in the second quarter of 1998 to 47.3% from 42.4% in the second quarter of 1997. Gross margin increased for the six months ended July 3, 1998 to 47.1% from 46.0% for the comparable period in 1997. The increases were due to higher sales and lower obsolescence or slow moving reserve requirements. These increases were partially offset by an unfavorable shift in product mix and higher per unit manufacturing costs related to reduced production levels during the first quarter of 1998.

EXPENSES

Expenses in the second quarter of 1998 decreased $13.1 million, or 15.3%, to $72.4 million from $85.5 million in the second quarter of 1997. For the six months ended July 3, 1998, expenses decreased $5.7 million, or 3.8%, to $145.7 million from $151.4 million for the same period in 1997. Expenses as a percent of sales in the second quarter of 1998 decreased to 37.9% from 49.2% in 1997. For the six months ended July 3, 1998, expenses as a percent of sales decreased to 38.7% from 44.4% in 1997. The decreases were due in part to higher sales, reductions in staffing, lower professional fees and the overall reduction in operating expenses associated with cost reduction initiatives implemented in July 1997. These decreases were offset by high transportation costs and a $1.7 million write-down of assets at the Company's Mt. Gilead manufacturing facility. The Company is currently pursuing the sale of this facility. Additionally, expenses for the three and six months ended July 4, 1997 were negatively affected by charges of $16.3 million, of which $7.6 million was recorded to increase the reserve for doubtful accounts. The balance of the charges consisted of $2.5 million in respect of terminated employees and $6.2 million in respect of other charges, primarily related to liabilities incurred for lease terminations, executive search fees and other items.

OPERATING INCOME (LOSS)

Operating income in the second quarter of 1998 increased $29.7 million to $17.8 million from a loss of ($11.9) million in the second quarter of 1997. The Company had operating income of $31.8 million for the six months ended July 3, 1998 as compared to $5.4 million for the same period in 1997. Operating income increased due to higher sales, decreased operating expenses, as well as decreases in provisions for doubtful accounts and slow moving or obsolete inventories.

INTEREST EXPENSE (NET)

Interest expense (net) in the second quarter of 1998 increased $2.4 million, or 26.1%, to $11.6 million from $9.2 million in the second quarter of 1997. For the six months ended July 3, 1998, interest expense (net) increased $6.0 million, or 34.9%, to $23.2 million from $17.2 million for the same period in 1997. These increases were due to increased borrowing requirements through the end of 1997 and higher fees and interest rates in connection with second and third quarter 1997 amendments to the Company's credit facility.

INCOME TAXES

The income tax provision for the three and six months ended July 3, 1998 reflects effective tax rates of approximately 18% and 27%, respectively. For the three and six months ended July 4, 1997, the rate was approximately 35%.

The effective tax rate for the three and six months ended July 3, 1998 reflects expected Mexico tax liabilities and U.S. state and possession income tax based on estimated taxable income in those jurisdictions. No U.S. federal income tax expense has been recorded for 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. The valuation allowance will continue to be reassessed in future reporting periods.

The effective rates for the three and six months ended July 4, 1997, were based on the estimated annual income of 1997. Subsequent to the first quarter of 1997, the Company incurred significant U.S. losses which eliminated the U.S. federal and state income tax liability for that period and generated substantial net operating loss carryforwards. A valuation allowance was established in 1997 to offset any benefit from the net operating losses and to reflect management's estimation as to the future utilization of the deferred tax assets. The resulting provision for 1997 was due to taxes incurred on earnings in Mexico.

NET INCOME (LOSS)

Net income in the second quarter of 1998 increased to $5.4 million from a loss of ($13.8) million in the second quarter of 1997 and increased to income of $6.3 million for the six months ended July 3, 1998 from a loss of ($7.3) million for the same period in 1997. Net income increased due to higher sales and lower operating expenses offset by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Second Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. Cash provided by operating activities for the six months ended July 3, 1998 was $17.4 million compared to cash usage of $51.3 million for the same period in 1997. Cash provided during the six months ended July 3, 1998 resulted from increased profitability, improved management of accounts receivable and inventory reductions achieved through better alignment of production requirements with sales opportunities.

Cash provided by investing activities for the six months ended July 3, 1998 was $1.2 million, inclusive of $8.1 million in net cash proceeds from the sale of the Company's Lansdale, PA manufacturing facility. During the remainder of 1998, the Company plans to expend approximately $18 million for capital expenditures, including routine capital improvements, remaining costs to complete the Dallas, TX plant expansion and costs to expand the Monterrey, Mexico manufacturing facility.

Cash used in financing activities was $25.3 million for the first half of 1998, which reflects repayments of $22.0 million on the revolver portion of the Second Amended Credit Facility and payments of various other debt and fees. Total availability as of July 3, 1998 under the Second Amended Credit Facility was $68.0 million. The Company believes cash flow from operating activities, together with borrowings available under the Second Amended Credit Facility (or replacement thereof), will be sufficient to fund future working capital needs, capital expenditures and debt service requirements.

Given increasingly stringent financial covenants and debt service requirements under the Second Amended Credit Agreement, the Company expects that it will be required to seek to refinance its indebtedness or amend the terms thereof in 1999 or possibly sooner. The Company's ability to amend or refinance its obligations with respect to its indebtedness and to raise capital through alternative means such as selling assets or raising equity capital, as well as its ability to comply with its obligations under any new or amended debt facilities, depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders at that time would be diluted. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's common
stock.   There can be no assurance that future borrowing facilities will be available for the repayment or refinancing of the Company's indebtedness or that the Company's existing lenders will agree to any requested modification of the terms of its indebtedness or that the Company's operating results will be sufficient for compliance with its obligations under any new or amended debt facilities. The Company expects that debt incurred as part of a refinancing would involve higher borrowing costs.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company's liquidity. Any future devaluation of the peso against the U.S. dollar may adversely affect the Company's results of operations or financial condition.

The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation and remediation programs at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material adverse effect on the Company's liquidity and financial condition.

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on glazed ceramic tile from non-North American countries at 15%, to be reduced ratably to 8 1/2% by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

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

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the six months ended July 3, 1998 and July 4, 1997. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

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

The Company is continuing its efforts to modify and replace certain portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total project cost is estimated at approximately $6.0 million and will be expensed as incurred. To date, the Company has incurred expenses totaling approximately $1.3 million and has completed the Year 2000 assessment, development of a modification plan and a portion of the activities called for in the plan.

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

PART II.   OTHER INFORMATION

Item 4. At the annual meeting of the Company held on April 30, 1998, the shareholders of the Company approved the following proposals:

          To elect seven directors to serve the ensuing year and until respective successors shall have been duly elected and qualified.

          DIRECTORS                     FOR                 AGAINST
          ----------                    ---                 -------
          Jacques R. Sardas             52,687,441          79,820
          Charles J. Pilliod, Jr.       52,686,141          81,120
          Douglas D. Danforth           52,742,441          24,820
          Norman E. Wells, Jr.          52,688,441          78,820
          Vincent A. Mai                52,687,941          79,320
          Henry F. Skelsey              52,687,541          79,720
          John M. Goldsmith             52,688,241          79,020

          To amend the Company's 1996 Amended and Restated Stock Option Plan to, among other things, increase the number of shares reserved for issuance pursuant thereto.

          FOR            AGAINST        ABSTAIN        BROKER NON-VOTES
          ---            -------        -------        -----------------
          31,524,614     1,617,814      18,376,294          1,248,539

          To approve the material terms of the Company's Annual Incentive Plan.

          FOR            AGAINST        ABSTAIN
          ---            -------        -------
          34,166,347     222,570        18,378,344

          To approve the stock units under stock appreciation rights agreements granted to Messrs. Jacques R. Sardas, W. Christopher Wellborn, David
          F. Finnigan, Dan L. Cooke and Marc S. Powell.

          FOR            AGAINST        ABSTAIN
          ---            -------        -------
          32,739,444     1,647,369      18,380,448

          To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 1, 1999.

          FOR            AGAINST        ABSTAIN
          ---            -------        -------
          52,744,435     11,850         10,976

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     10.1 Amended and Restated Employment Agreement dated as of July 17, 1998 between Dal-Tile International Inc. and Jacques R. Sardas.

     10.2           Management Subscription Agreement dated as of
                    July 17, 1998 between Dal-Tile International Inc. and Jacques R. Sardas.

     10.3           Management Subscription Agreement dated as of
                    July 17, 1998 between Dal-Tile International Inc. and
                    W. Christopher Wellborn.

     27.1 - 27.2    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended July 3, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DAL-TILE INTERNATIONAL INC.
                              (Registrant)

Date:
August 7, 1998                   /s/  W. Christopher Wellborn
--------------                -----------------------------------
                              Executive Vice President, Chief Financial Officer,
                              Treasurer and Assistant Secretary