Form 10-Q
period 1998-10-02
DAL TILE INTERNATIONAL INC
filed 1998-11-10
CIK 906611

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                            ------------------------------

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  October 2, 1998
                               -------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------   ------------

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

As of November 9, 1998, the registrant had outstanding 53,552,246 shares of voting common stock, par value $0.01 per share.

                            DAL-TILE INTERNATIONAL INC.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
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

                             DAL-TILE INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             -------------------------          --------------------------
                                              OCTOBER 2,    OCTOBER 3,          OCTOBER 2,      OCTOBER 3,
                                                1998           1997                1998            1997
                                             ----------     ----------          ----------      ----------
Net sales                                    $  194,068     $  177,731          $  570,806      $  518,882
Cost of goods sold                              101,392        131,461             300,575         315,811
                                             ----------     ----------          ----------      ----------
Gross profit                                     92,676         46,270             270,231         203,071
Expenses:
   Transportation                                14,438         18,673              43,182          45,064
   Selling, general and administrative           55,955         90,871             170,158         213,060
   Amortization of intangibles                    1,401          1,401               4,203           4,204
                                             ----------     ----------          ----------      ----------
Total expenses                                   71,794        110,945             217,543         262,328
                                             ----------     ----------          ----------      ----------
Operating income (loss)                          20,882        (64,675)             52,688         (59,257)
Interest expense                                 11,153         11,461              34,406          28,820
Interest income                                      48             30                 104             235
Other income                                      1,313            147               1,318             695
                                             ----------     ----------          ----------      ----------
Income (loss) before income taxes                11,090        (75,959)             19,704         (87,147)
Income tax provision                              1,154          4,980               3,493           1,063
                                             ----------     ----------          ----------      ----------
Net income (loss)                              $  9,936     $  (80,939)          $  16,211      $  (88,210)
                                             ----------     ----------          ----------      ----------
                                             ----------     ----------          ----------      ----------
BASIC EARNINGS PER SHARE
Net income (loss) per common share             $   0.19     $    (1.51)          $    0.30      $    (1.65)
                                             ----------     ----------          ----------      ----------
                                             ----------     ----------          ----------      ----------

Average shares                                   53,522         53,435              53,464          53,435
                                             ----------     ----------          ----------      ----------
                                             ----------     ----------          ----------      ----------
DILUTED EARNINGS PER SHARE
Net income (loss) per common share             $   0.18     $    (1.51)          $    0.30      $    (1.65)
                                             ----------     ----------          ----------      ----------
                                             ----------     ----------          ----------      ----------

Average shares                                   53,725         53,435              54,125          53,435
                                             ----------     ----------          ----------      ----------
                                             ----------     ----------          ----------      ----------

The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                              OCTOBER 2,     JANUARY 2,
                                                 1998           1998
                                              ----------     ----------
ASSETS
Current Assets:
   Cash                                        $  2,250      $  7,488
   Trade accounts receivable                    104,770        96,296
   Inventories                                  134,806       130,747
   Prepaid expenses                               5,675         3,120
   Notes receivable and other current assets     20,016        18,438
                                              ---------      --------
Total current assets                            267,517       256,089



Property, plant, and equipment, at cost         287,819       299,232


Less accumulated depreciation                    83,490        71,547
                                              ---------      --------
                                                204,329       227,685

Goodwill, net of amortization                   148,987       152,560

Finance costs, net of amortization                5,697         6,599

Tradename and other assets                       29,331        29,136
                                              ---------      --------

Total assets                                 $  655,861    $  672,069
                                              ---------      --------
                                              ---------      --------

The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS  (CONTINUED)
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                             OCTOBER 2,    JANUARY 2,
                                                1998          1998
                                             ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                     $  23,276     $  18,231
   Accrued expenses                              68,745        55,043
   Accrued interest payable                         955         2,287
   Current portion of long-term debt             46,941        19,261
   Income taxes payable                             101           801
   Deferred income taxes                            981           863
   Other current liabilities                      4,657         4,715
                                             ----------    ----------
Total current liabilities                       145,656       101,201

Long-term debt                                  470,638       537,830
Other long-term liabilities                      29,510        27,230

Deferred income taxes                             2,320         1,888

Stockholders' Equity:
   Common stock, $.01 par value:
     Authorized shares - 200,000,000; issued
     and outstanding shares - 53,545,101            535           534
   Additional paid-in capital                   436,279       436,100
   Accumulated deficit                         (354,675)     (370,886)
   Accumulated other comprehensive loss         (74,402)      (61,828)
                                             ----------    ----------
Total stockholders' equity                        7,737         3,920
                                             ----------    ----------
Total liabilities and stockholders' equity   $  655,861    $  672,069
                                             ----------    ----------
                                             ----------    ----------

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                    OCTOBER 2, 1998
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                 COMMON        PAID-IN         ACCUMULATED  COMPREHENSIVE
                                                  STOCK        CAPITAL            DEFICIT        LOSS          TOTAL
                                                 ------       --------          ----------  -------------    --------
Balance at January 2, 1998                       $  534       $436,100          $(370,886)     $(61,828)     $  3,920
Proceeds from Issuance of Common Stock                1          1,037                  -             -         1,038
Common stock registration expenses                    -           (858)                 -             -          (858)
Comprehensive income (loss)
  Net Income                                          -              -             16,211             -        16,211
  Foreign currency translation adjustments            -              -                  -       (12,574)      (12,574)
                                                 ------       --------          ---------      --------      --------
Total Comprehensive income                                                                                      3,637

                                                 ------       --------          ---------      --------      --------
Balance at October 2, 1998                       $  535       $436,279          $(354,675)     $(74,402)     $  7,737
                                                 ------       --------          ---------      --------      --------
                                                 ------       --------          ---------      --------      --------


The accompanying notes are an integral part of the consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                            ------------------------
                                                                            OCTOBER 2,    OCTOBER 3,
                                                                               1998          1997
                                                                            ----------    ----------
OPERATING ACTIVITIES
Net income (loss)                                                           $  16,211     $  (88,210)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                               21,062         17,517
   Asset write-down                                                             1,700              -
   Provision for losses on accounts receivable                                  4,791         26,696
   Other, net                                                                    (309)           196
   Changes in operating assets and liabilities:
      Trade accounts receivable                                               (14,326)       (16,423)
      Inventories                                                              (6,763)          (188)
      Other assets                                                             (5,810)        (6,425)
      Trade accounts payable and accrued expenses                              19,011          2,768
      Accrued interest payable                                                 (1,332)          (863)
      Other liabilities                                                         2,587         (2,636)
                                                                            ---------     ----------
Net cash provided by (used in) operating activities                            36,822        (67,568)

INVESTING ACTIVITIES
Expenditures for property, plant, and equipment, net                           (3,083)       (33,590)

FINANCING ACTIVITIES
Borrowings under long-term debt                                               107,157        230,498
Repayments of long-term debt                                                 (146,669)      (135,598)
Debt refinancing and stock registration                                          (335)        (3,310)
Proceeds from issuance of common stock                                          1,038             --
                                                                            ---------     ----------
Net cash provided by (used in) financing activities                           (38,809)        91,590
Effect of exchange rate changes on cash                                          (168)           (38)
                                                                            ---------     ----------
Net decrease in cash                                                           (5,238)        (9,606)
Cash at beginning of period                                                     7,488          9,999
                                                                            ---------     ----------
Cash at end of period                                                       $   2,250     $      393
                                                                            ---------     ----------
                                                                            ---------     ----------

The accompanying notes are an integral part of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION

     The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the three and nine months ended October 2, 1998 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the third quarter of 1998 ended on October 2, 1998.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the nine months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 2, 1998 annual report on Form 10-K of the Company.

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.   EARNINGS PER SHARE

     Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.   COMPREHENSIVE INCOME

     As of January 3, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to the requirements of SFAS 130.

     For the nine months ended October 2, 1998 and October 3, 1997, total comprehensive income (loss) amounted to $3,637 and ($87,461), respectively.

                            DAL-TILE INTERNATIONAL INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

4.   INVENTORIES

     Inventories are as follows:

                             October 2,     January 2,
                                1998           1998
                             ---------      ---------
Raw materials                $  9,261       $  9,891
Work-in-process                 3,771          3,960
Finished goods                121,774        116,896
                             --------       --------
                             $134,806       $130,747
                             --------       --------
                             --------       --------

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

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                        October 2,     January 2,
                           1998           1998
                        ----------     ----------
Term Loan A             $  215,000     $  217,500
Term Loan B                124,250        125,000
Revolving Credit Loan      156,350        190,000
Other                       21,979         24,591
                        ----------     ----------
                           517,579        557,091
Less current portion        46,941         19,261
                        ----------     ----------
                        $  470,638     $  537,830
                        ----------     ----------
                        ----------     ----------

7.   INCOME TAXES

     The income tax provision for the three and nine months ended October 2, 1998 reflects effective tax rates of approximately 10% and 18%, respectively. These rates reflect expected Mexico tax liabilities and U.S. state and possession income tax based on estimated taxable income in those jurisdictions. No U.S. federal income tax expense has been recorded for 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. The valuation allowance will continue to be reassessed in future reporting periods.

                            DAL-TILE INTERNATIONAL INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (In Thousands)
                                    (UNAUDITED)


     The effective rates for the three and nine months ended October 3, 1997 were based on the estimated annual income of 1997. Subsequent to the first quarter of 1997, the Company incurred significant U.S. losses which eliminated the U.S. federal and state income tax liability for that period. A valuation allowance was established in 1997 to offset any benefit from the net operating losses and to reflect management's estimation as to the future realization of the deferred tax assets. The resulting provision for 1997 was due to taxes incurred on earnings in Mexico.

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

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third quarter of 1998, the Company reported increased profitability through revenue growth and lower manufacturing and operating costs. Sales increased across all product segments and per unit manufacturing costs declined compared to the prior year period. During the remainder of 1998, the Company will continue efforts to reduce transportation and operating costs while focusing on future growth opportunities.

The following is a discussion of the results of operations for the three and nine months ended October 2, 1998 compared with the three and nine months ended October 3, 1997 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the third quarter of 1998 ended on October 2, 1998.

NET SALES

Net sales for the third quarter of 1998 increased $16.4 million, or 9.2%, to $194.1 million from $177.7 million in 1997. Net sales for the nine months ended October 2, 1998 increased $51.9 million, or 10.0%, to $570.8 million from $518.9 million for the same period in 1997. The increase in net sales was due primarily to better product availability and the restructuring of the sales organization to improve customer service. During the third quarter of 1998, net sales within the company-operated sales centers increased 10.5% and sales to home centers increased 9.3% compared to last year. Independent distributor sales were comparable to the prior year period. For the nine months ended October 2, 1998, net sales increased across all distribution channels versus last year.

GROSS PROFIT

Gross profit for the third quarter of 1998 increased $46.4 million to $92.7 million from $46.3 million in 1997. Gross profit for the nine months ended October 2, 1998 increased $67.1 million to $270.2 million from $203.1 million for the same period in 1997. Gross margin increased in the third quarter of 1998 to 47.8% from 26.1% in the third quarter of 1997. Gross margin increased for the nine months ended October 2, 1998 to 47.3% from 39.1% for the comparable period in 1997. The increases were due in part to higher sales and lower manufacturing costs. In addition, gross margin for the three and nine months ended October 3, 1997 were negatively affected by second and third quarter inventory valuation adjustments of $8.4 million and $28.1 million, respectively.


EXPENSES

Expenses in the third quarter of 1998 decreased $39.1 million, or 35.3%, to $71.8 million from $110.9 million in the third quarter of 1997. For the nine months ended October 2, 1998, expenses decreased $44.8 million, or 17.1%, to $217.5 million from $262.3 million for the same period in 1997. Expenses as a percent of sales in the third quarter of 1998 decreased to 37.0% from 62.4% in 1997. For the nine months ended October 2, 1998, expenses as a percent of sales decreased to 38.1% from 50.6% in 1997. The decreases were due in part to higher sales, reductions in staffing, lower bad debt expense and reduced professional fees. These decreases were offset by a second quarter write-down of assets at the Company's Mt. Gilead manufacturing facility. In addition, expenses for the three and nine months ended October 3, 1997 were negatively affected by second and third quarter charges of $16.3 million and $37.3 million, respectively. These charges consisted of $21.3 million to write-down uncollectible trade accounts receivable, $6.7 million in respect of terminated employees, $6.2 million primarily related to liabilities incurred for lease terminations, executive search fees and other items, $8.5 million in respect of accrued expenses, primarily related to freight and insurance, $5.3 million in respect of fixed asset impairment and $5.6 million in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.

OPERATING INCOME (LOSS)

Operating income in the third quarter of 1998 increased $85.6 million to $20.9 million from a loss of $64.7 million in the third quarter of 1997. The Company had operating income of $52.7 million for the nine months ended October 2, 1998 as compared to a loss of $59.3 million for the same period in 1997. Operating income increased due to higher sales and decreased operating expenses.

INTEREST EXPENSE (NET)

Interest expense (net) in the third quarter of 1998 decreased $0.3 million, or 2.6%, to $11.1 million from $11.4 million in the third quarter of 1997. For the nine months ended October 2, 1998, interest expense (net) increased $5.7 million, or 19.9%, to $34.3 million from $28.6 million for the same period in 1997. This increase was due to increased borrowing requirements through the end of 1997 and higher fees and interest rates in connection with second and third quarter 1997 amendments to the Company's credit facility offset by decreases associated with the work-down of debt through the first three quarters of 1998.

 INCOME TAXES

The income tax provision for the three and nine months ended October 2, 1998 reflects effective tax rates of approximately 10% and 18%, respectively. These rates reflect expected Mexico tax liabilities and U.S. state and possession income tax based on estimated taxable income in those jurisdictions. No U.S. federal income tax expense has been recorded for 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. The valuation allowance will continue to be reassessed in future reporting periods.

The effective rates for the three and nine months ended October 3, 1997 were based on the estimated annual income of 1997. Subsequent to the first quarter of 1997, the Company incurred significant U.S. losses which eliminated the U.S. federal and state income tax liability for that period. A valuation allowance was established in 1997 to offset any benefit from the net operating losses and to reflect management's estimation as to the future realization of the deferred tax assets. The resulting provision for 1997 was due to taxes incurred on earnings in Mexico.

NET INCOME (LOSS)

Net income in the third quarter of 1998 increased to $9.9 million from a loss of $80.9 million in the third quarter of 1997 and increased to income of $16.2 million for the nine months ended October 2, 1998 from a loss of $88.2 million for the same period in 1997. Net income increased due to higher sales and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Second Amended Credit Facility") continue to provide the Company with liquidity and capital resources sufficient to meet working capital, capital expenditure and debt service requirements. Cash provided by operating activities for the nine months ended October 2, 1998 was $36.8 million compared to cash usage of $67.6 million for the same period in 1997. Cash provided during the nine months ended October 2, 1998 resulted from increased profitability and improved management of working capital.

Expenditures for property, plant and equipment were $3.1 million for the nine months ended October 2, 1998, inclusive of $8.1 million in net cash proceeds from the sale of the Company's Lansdale, PA manufacturing facility. During the remainder of 1998, the Company expects to incur expenditures for the expansion of its Monterrey, Mexico manufacturing facility, information systems enhancements and routine capital improvements.

Cash used in financing activities was $38.8 million for the nine months ended October 2, 1998, which reflects revolver repayments and term debt amortization on the Company's Second Amended Credit Facility of $33.6 million and $3.2 million, respectively. Total availability as of October 2, 1998 under the Second Amended Credit Facility was $79.7 million. The Company believes cash flow from operating activities, together with borrowings available under the Second Amended Credit Facility (or replacement thereof), will be sufficient to fund future working capital needs, capital expenditures and debt service requirements.

Given increasingly stringent financial covenants and debt service requirements under the Second Amended Credit Facility, the Company expects that it will be required to seek to refinance its indebtedness or amend the terms thereof in 1999 or possibly sooner. The Company is currently in discussions with its lenders regarding amending the covenants contained in the Second Amended Credit Facility. The Company's ability to amend or refinance its obligations with respect to its indebtedness and to raise capital through alternative means such as selling assets or raising equity capital, as well as its ability to comply with its obligations under any new or amended debt facilities, depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders at that time would be diluted. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that future borrowing facilities will be available for the repayment or refinancing of the Company's indebtedness or that the Company's existing lenders will agree to any requested modification of the terms of its indebtedness or that the Company's operating results will be sufficient for compliance with obligations under any new or amended debt facilities. The Company expects that debt incurred as part of a refinancing would involve higher borrowing costs.

The peso devaluation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company's liquidity. Any future fluctuation of the peso against the U.S. dollar may adversely affect the Company's results of operations or financial condition.

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

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the nine months ended October 2, 1998 and October 3, 1997. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

IMPACT OF YEAR 2000

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company is continuing its efforts to modify and replace certain portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total project cost is estimated at approximately $6.0 million and will be expensed as incurred. To date, the Company has incurred expenses totaling $2.8 million and has completed the Year 2000 assessment, development of a modification plan and a significant portion of the activities called for in the plan.

The project is estimated to be completed no later than the end of the second quarter of 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on operations.

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

OTHER DEVELOPMENTS

On November 10, 1998, the Company filed a registration statement on behalf of Armstrong World Industries, Inc. in connection with the proposed sale of 7,822,322 shares of Company common stock held by them.

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

Item 6.        Exhibits and Reports on Form 8-K.

        (a)    EXHIBITS

        27     Financial Data Schedule

        (b)    REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarter ended October 2, 1998.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DAL-TILE INTERNATIONAL INC.
                                   ---------------------------
                                   (Registrant)



Date:
November 10, 1998                        /s/  W. Christopher Wellborn
-----------------                       -------------------------------
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer