Form 10-K
period 1999-01-01
DAL TILE INTERNATIONAL INC
filed 1999-03-17
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 33-64140

                           ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 8, 1999, there were 53,566,996 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 8, 1999 was $221,539,392 (based on the closing sale price of the Common Stock on March 8, 1999). This calculation does not reflect a determination that persons are affiliates for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                                    PART OF FORM 10-K
    ------------------------------                      INTO WHICH INCORPORATED
       PROXY STATEMENT FOR 1999                         -----------------------
    ANNUAL MEETING OF STOCKHOLDERS                             PART III

                           DAL-TILE INTERNATIONAL INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                                      PART I

Item 1.    Business..........................................................................    1
Item 2.    Properties........................................................................    9
Item 3.    Legal Proceedings.................................................................    10
Item 4.    Submission of Matters to a Vote of Security Holders...............................    11

                                                      PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................................    11
Item 6.    Selected Financial Data...........................................................    12
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................................    13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................    22
Item 8.    Financial Statements and Supplementary Data.......................................    22
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................................    22

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant................................    23
Item 11.   Executive Compensation............................................................    25
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management........................................................................    26
Item 13.   Certain Relationships and Related Transactions....................................    26

                                                      PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..........................................................................    26

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Dal-Tile International Inc., a Delaware corporation formed in 1987, believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the United States, and one of the largest in the world. Unless the context otherwise requires, references herein to the "Company" and "Dal-Tile" shall refer to Dal-Tile International Inc. and its consolidated subsidiaries. Dal-Tile International Inc. is a holding company and conducts all its operations through its subsidiaries. References herein to fiscal year 1998 refer to the fiscal year ended January 1, 1999.

Dal-Tile currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of glazed and unglazed wall, floor and mosaic tile. The Company operates with a significant level of vertical integration, combining what it believes to be North America's largest volume distribution system with modern manufacturing facilities located in the United States and Mexico. A full range of tile and stone products are offered, as well as installation materials and tools ("allied products") designed to appeal to a broad range of customers for both residential and commercial applications (new construction as well as remodeling). Products are sold through a network of 220 Company-operated sales centers to tile contractors, architects, design professionals, builders, developers and individual consumers. In addition, Dal-Tile is a significant supplier to the do-it-yourself and buy-it-yourself market by supplying home center retailers, such as The Home Depot and Lowe's. The Company's manufactured products are marketed under the brand names DALTILE(R), AMERICAN OLEAN(R) and HOME SOURCE(R). In addition, the Company resells other manufacturers' products under the respective manufacturers' trade names.

The Company commenced operations in 1947 as the Dallas Ceramic Company and established its first wall tile manufacturing facility and corporate headquarters in Dallas, TX. On January 9, 1990, AEA Investors Inc., a privately held corporation headquartered in New York ("AEA Investors"), arranged for Dal-Tile to acquire all the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition"). On December 29, 1995, the Company completed the acquisition of all of the issued and outstanding stock of American Olean Tile Company, Inc. ("AO"), a wholly owned subsidiary of Armstrong World Industries, Inc. ("AWI"), and certain related assets of the ceramic tile operations of AWI (the "AO Acquisition").

DISTRIBUTION, SALES AND MARKETING

Products are distributed through three separate distribution channels consisting of (i) Company-operated sales centers, (ii) independent distributors and (iii) home center retailers. The business is organized into three strategic business units to address the specific customer needs of each distribution channel. Each strategic business unit is supported by a dedicated sales force.

Dal-Tile has three regional distribution centers strategically located in California, Maryland and Texas to improve customer service in each distribution channel through shorter lead times, increased order fill rates and improved on-time deliveries to its customers. In addition, the regional distribution centers enhance the ability to plan and schedule production and to manage inventory requirements.

COMPANY-OPERATED SALES CENTERS

A network of 220 Company-operated sales centers located in the U.S., Canada and Puerto Rico distributes primarily the DALTILE brand product, serving customers in all 50 states and portions of Canada and Puerto Rico. For fiscal year 1998, a majority of the Company's net sales was made through its Company-operated sales centers in the United States and Canada.

In addition to sales center staff, this distribution channel is supported by a dedicated sales force of approximately 100 people. The DALTILE brand also has a group of over 30 sales representatives dedicated exclusively to the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

Sales centers are designed to serve as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines--a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company, the sales centers carry a selection of purchased products to provide customers with a broader product line. The sales centers generally range in size from 3,000 to 30,000 square feet and consist of a showroom dedicated to displaying the product offerings together with office space and a warehouse in which inventory is stocked. Sales center displays and inventories are designed to reflect local consumer preferences. The sales centers generally are located in light industrial areas rather than retail areas and generally occupy moderately priced leased space under three to five year leases.

The sales center distribution system has expanded from 210 sales centers in 1994 to 220 sales centers at January 1, 1999. In the future, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, sales centers are closed in locations where economic and competitive conditions have changed.

INDEPENDENT DISTRIBUTORS

The independent distributor channel is serviced through a dedicated business unit, which includes 10 regional sales managers to serve the particular requirements of its customers. Currently, the AMERICAN OLEAN brand is distributed through approximately 175 independent distributor locations that service a variety of residential and commercial customers. The Company's strategy is to increase its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

Domestic sales within Mexico are made primarily through a network of independent retailers who are principally supplied by the Monterrey, Mexico manufacturing facility.

HOME CENTER RETAILERS

The Company believes it is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot and Lowe's, serving more than 1,200 home center retail outlets nationwide. The home center retailer channel has provided Dal-Tile with new sources of sales over the past five years and is expected to continue presenting growth opportunities.

ESTABLISHED BRANDS AND SPECIAL MARKETING PROGRAMS

The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry--DALTILE and AMERICAN OLEAN. The roots of the DALTILE and AMERICAN OLEAN brand names date back approximately 50 years and 75 years, respectively.

The Company-operated sales centers distribute the DALTILE brand, which includes a fully integrated marketing program, emphasizing a focus on fashion. The product offering is based on the assessment of the needs of professional installers, designers, architects and builders, as well as a review of competitive products. The marketing program includes public relations support, merchandising (displays/sample boards, chip chests), literature/catalogs and an Internet website.

The AMERICAN OLEAN brand consists of a full product offering and is distributed through independent distributors. The brand is supported by a fully integrated marketing program, including public relations efforts, cooperative advertising programs for dealers and distributors, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

In addition to distributing the DALTILE and AMERICAN OLEAN brands, home center retailers distribute a home center brand--HOME SOURCE.

The Company also has special marketing programs with Kohler(R) for bathroom and kitchen fixture color coordination and Laura Ashley(TM) for home furnishing accessories coordination. Through such programs, ceramic tile products and merchandising programs are developed to complement these product lines.

PRODUCTS AND PRODUCT DEVELOPMENT

Dal-Tile manufactures and sells different types of tile in various sizes and styles for commercial and residential use, as well as related trim and angle pieces. In addition, stone and allied products purchased from third-party manufacturers are sold. Management believes that "one-stop shopping," which requires a full product line at its Company-operated sales centers, is an important competitive advantage in servicing its core customers, especially tile contractors.

For fiscal year 1998, approximately 72% of net sales were Company-manufactured products, with the remainder being provided by other domestic manufacturers, as well as foreign manufacturers located principally in Italy, Spain and Mexico. The Company intends to increase the amount of Company-manufactured products as a percentage of net sales.

The Company believes that, due to technological innovations, the U.S. ceramic tile industry is increasing its fashion orientation, particularly in tile used in flooring applications. The Company has developed capabilities to produce fashionable and innovative tile products and to simulate natural products such as stone, marble and granite. In order to capitalize on the increased demand for, and higher margins available from, fashion-oriented tile products, the Company has (i) increased the number of new tile product introductions, (ii) focused on shortening product introduction cycle time,
(iii) expanded its relationships with leading glaze and raw material manufacturers, (iv) focused on consumer preferences to deliver products consistent with current design trends and (v) continued its investment in research and development to further develop new products and manufacturing capabilities.

CUSTOMERS

Dal-Tile's core customers consist of large and small tile contractors, architects, design professionals, builders, developers, independent distributors and ceramic specialty retailers. The Company also sells to the do-it-yourself and buy-it-yourself market through relationships with home center retailers, such as The Home Depot and Lowe's, and is a significant supplier to this channel. The customer base is broad and diversified, consisting of more than 31,000 active accounts in the United States. In addition, the Company has sales to over 350 national accounts, including recognized national restaurant chains, such as McDonald's, Wendy's, Taco Bell and Denny's, and other national chain stores, such as Barnes & Noble book stores, Wal-Mart stores and Exxon service stations.

The Company does not rely on any one customer or group of customers for a material amount of its net sales. The largest customer for fiscal year 1998 accounted for less than 10% of net sales, and the 10 largest customers accounted for approximately 19% of net sales in the same period.

MANUFACTURING

Currently, Dal-Tile operates nine tile manufacturing facilities with an aggregate annual manufacturing capacity of 378 million square feet. During the five year period 1994-1998, approximately $131 million has been invested in capital expenditures, principally for new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Operating capacity has expanded from 251 million square feet to 378 million square feet during the same period. In fiscal year 1996, approximately 22 million square feet of state-of-the-art wall tile production capacity was established at the El Paso, TX facility and was increased to approximately 45 million square feet in fiscal year 1997. During fiscal year 1998, approximately 22 million square feet of state-of-the-art wall tile production capacity was added at the Dallas, TX facility, which will replace less efficient production capacity at this location.

The Company commenced operations in Mexico at its Monterrey facility in 1955 and since then has been manufacturing products at this facility for U.S. and Mexican consumption. The Monterrey location contains five distinct manufacturing facilities, three of which produce ceramic tile, one which produces frit (ground glass) and one which produces refractories. This location is the Company's largest manufacturing facility, representing approximately 42% of annual manufacturing capacity.

Dal-Tile also has a 49.99% interest in Recumbrimientos Interceramic, S.A. de C.V. ("RISA"), a Mexican joint venture with Interceramic, a leading Mexican manufacturer, which, pursuant to contractual arrangements, has agreed to supply the Company, at the Company's option, with up to 25 million additional square feet of floor tile annually.

Following the AO Acquisition, the Company consolidated wall tile production in early fiscal year 1996 by closing the Lansdale, PA and Jackson, TN wall tile facilities and consolidated a portion of mosaic tile production in late fiscal year 1996. In fiscal year 1997, the Company initiated the process of consolidating a portion of unglazed floor tile production by closing the Coleman, TX facility. In addition, production was suspended in late fiscal year 1997 at the Mt. Gilead, NC glazed floor tile facility, and the facility was closed during fiscal year 1998. As of January 1, 1999, the Company was pursuing the sale of the Mt. Gilead facility.

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and in its ability to utilize the industry's newest technology. The Company's manufacturing strategy is to maximize production at its lowest cost manufacturing facilities, continue ongoing improvements by implementing demonstrated best practices and continue to invest in manufacturing technology to lower its costs and develop new capabilities.

The following table summarizes the products currently manufactured at the Company's facilities:

FACILITY                           PRODUCT TYPE
--------                           ------------
Fayette, AL.....................   Unglazed quarry tile
Lewisport, KY...................   Unglazed quarry tile
Monterrey, Mexico...............   Glazed wall tile; glazed floor tile; glazed mosaic tile
Olean, NY.......................   Unglazed mosaic tile
Gettysburg, PA..................   Glazed and unglazed mosaic tile
Jackson, TN.....................   Glazed and unglazed mosaic tile
Conroe, TX......................   Glazed floor tile
Dallas, TX......................   Glazed wall tile
El Paso, TX.....................   Glazed wall tile

While certain of the manufacturing facilities are described above as producing either "floor" or "wall" tile, tile consumers employ all sizes and varieties of tile products in all types of applications. The references to "floor" and "wall" serve to identify the most common application for the size and variety in question.

RAW MATERIALS

Dal-Tile manufactures (i) wall tile primarily from talc and clay, (ii) floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay,
(iii) unglazed ceramic mosaic tile primarily from pure nepheline syenite and clay and (iv) unglazed quarry tile from clay.

Talc represents the Company's largest tonnage raw material requirement. Dal-Tile owns long-term talc mining rights in Texas that satisfy all talc requirements and owns long-term clay mining rights in Alabama, Kentucky and Mississippi that satisfy nearly all clay requirements for producing unglazed quarry tile.

Clay is purchased in different grades for the manufacture of non-quarry tile. Management believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources.

The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company; however, management believes that there is an adequate supply of impure nepheline syenite which can be obtained from other sources. Pure nepheline syenite is purchased from Unimin Corporation, which is the only major supplier of this raw material in North America. Management believes that if there were a supply interruption of pure nepheline syenite, feldspar could be used in the production of mosaic tile. Feldspar can be purchased from a number of sources at comparable cost.

Glazes are used on a significant percentage of manufactured tile, consisting of a mixture of frit (ground glass), zircon, stains and other materials, with frit representing the largest ingredient. The Company manufactures approximately 69% of its frit requirements.

Management reviews its sources of raw materials periodically and may eliminate or reduce the use of certain raw materials based on the cost and chemical composition of alternative sources.

MANAGEMENT INFORMATION SYSTEMS

During fiscal year 1998, the Company focused on supply chain and logistics systems enhancements, financial system improvements and Year 2000 compliance. For fiscal year 1999, the Company plans to continue these initiatives. In addition, an agreement with AWI to provide mainframe data processing services will expire May 31, 1999. The Company has entered into an agreement to transfer the mainframe data processing function to IBM during the second quarter of fiscal year 1999.

COMPETITION

Sales of the Company's products are made in a highly competitive marketplace. Management estimates that over 100 tile manufacturers, more than half of which are based outside the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the United States, and one of the largest in the world. In addition to competition from domestic and foreign tile manufacturers, Dal-Tile encounters competition from manufacturers of products that serve as an alternative to tile. Competition in the tile industry is based on design, price, customer service and quality. The Company believes that it has a favorable competitive position as a result of its extensive North American distribution system and manufacturing capacity, together with its vertically integrated operations. In fiscal year 1998, approximately 64% of ceramic tile sales (by unit volume) in the United States consisted of imports, including approximately 7% manufactured by the Company in Mexico. In general, the proportion of U.S. ceramic tile sales attributable to imports has increased in recent years.

Dal-Tile products compete with numerous other wall and floor coverings for residential and commercial uses. Among such floor coverings are carpet, wood flooring, resilient flooring and stone products (such as marble, granite, slate and limestone tile). Among such wall coverings are paint, wallpaper, laminates and wood paneling. Ceramic tile products compete effectively as to price with carpeting, wood flooring and vinyl flooring, and are generally cheaper than natural stone products. Although the cost of installation of ceramic tile is higher than the cost of installation of carpet, wood flooring and some wall coverings, it is generally believed that ceramic tile has a lower cost over its useful life primarily due to ceramic tile's durability.

EMPLOYEES

At January 1, 1999, the Company employed approximately 7,400 persons, approximately 3,000 of which were employed by its Mexican subsidiary. Approximately 8% of employees in the United States are represented by unions. Approximately 90% of the employees in Mexico are represented by a union under a collective bargaining agreement which was renewed as of January 22, 1999. The Company has not experienced a significant work stoppage in Mexico in over 18 years and experienced only one brief work stoppage in the United States over that period. The Company believes that relations with its employees are good.

TRADEMARKS

The Company owns rights to certain material trademarks and trade names, including DALTILE, AMERICAN OLEAN, HOME SOURCE and DAL-MONTE(TM), which are used in the marketing of its products. The Company believes that breadth of product line, customer service and price are important in tile selection and that the trademarks and trade names themselves are important as source identifiers that help differentiate Company product lines from those of competitors.

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

The Company is involved in post closure care projects with respect to two sites near its Dallas facility, which are proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In March 1991, the Company and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating to past waste disposal activities conducted prior to the AEA Acquisition. The 1991 Order related principally to the disposal by the Company of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County during a period from 1980 to 1987, and the disposal of miscellaneous solid wastes that were contaminated by lead compounds at a Company-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County from 1986 to May of 1990. Pursuant to the 1991 Order, the Company paid a non-deferred assessed penalty of $350,000 and contributed another $350,000 to a fund dedicated to environmental enhancement activities in Dallas County.
The Company received notice from the TNRCC terminating the 1991 Order and releasing the Company from any obligation regarding the payment of deferred penalties. The Company's closure plan for Elam was approved by the TNRCC, remediation and other activities associated with the closure have been completed and a closure certification has been submitted for approval by the TNRCC. To date, the Company has incurred costs of approximately $3.9 million in connection with the closure. The Company expects to recover at least 50% of such costs (a substantial portion of which has already been recovered) pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. Pleasant Run has been remediated in accordance with a TNRCC-approved closure plan. In fiscal year 1993 and 1994, the Company settled tort actions alleging personal injury and property damage filed on behalf of certain residents and owners of property near Elam and Pleasant Run for an aggregate amount of approximately $1.4 million.

The remediation described above followed a related criminal investigation which led to the indictments and, in fiscal year 1993, the convictions of a former owner and a former senior executive officer of the Company on federal charges of violating environmental laws. The U.S. Attorney's Office for the Northern District of Texas (the "U.S. Attorney's Office"), which obtained the indictments, informed the Company in writing on April 22, 1992 that, based on information in the possession of the U.S. Attorney's Office, it had decided not to prosecute the Company for violations of environmental criminal statutes.

The Company is involved in an environmental remediation program with respect to the disposal of hazardous wastes prior to the AEA Acquisition at a third site near its Dallas facility. In October 1994, the Company, Master-Halco, Inc. (a manufacturing company not affiliated with the Company), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, the alleged disposal of waste materials containing lead compounds generated by the Company and others at a gravel pit on Kleburg Road ("Walton") in Dallas prior to 1980. Pursuant to the 1994 Order, the Company has completed a remedial investigation and submitted a closure plan with respect to the Walton site subject to the approval of the TNRCC. In addition, pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 assessed against the individuals has been deferred pending timely and satisfactory completion of the technical requirements in the 1994 Order. The Company has agreed to indemnify such individuals against any costs relating to the disposal of industrial solid waste at the site. Although the cost to remediate the Walton site cannot be predicted with certainty at this time, the Company believes, based on current estimates, that the remediation is reasonably likely to cost between approximately $10 million and $15 million. The Company expects to recover at least 50% of the foregoing costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. In fiscal year 1994, an action alleging personal injury and property damage was filed against the Company and others on behalf of certain residents and owners of property near such site. In fiscal year 1994, the Company settled this action by agreeing to remediate soil contamination on the plaintiffs' property and agreeing to pay approximately $538,000.

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

Numerous aspects of the manufacture of ceramic tile currently require expenditures for environmental compliance. For example, the mixing of raw materials, preparation of glazes, and pressing, drying and firing of tile all are sources of air emissions that require expenditures for compliance with laws and regulations governing air emissions, including the purchase, operation and maintenance of control equipment to prevent or limit air emissions. Many of these manufacturing processes also currently result in the accumulation of dust that contains silica, thereby requiring expenditures for capital equipment in order to comply with Occupational Safety and Health Administration ("OSHA") regulations with respect to potential employee exposure to such dust. In addition, the rinsing of spray dryers and containers used for the preparation of glaze and tile body results in wastewater discharges that require expenditures for compliance with laws and regulations governing water pollution. Finally, certain of the Company's manufacturing processes, including the preparation of glaze, the assembly of certain tile and the operation and maintenance of equipment, at times result in the generation of solid and hazardous waste that require expenditures in connection with the appropriate handling, treatment, storage and disposal of such waste.

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

GEOGRAPHIC LOCATION

Financial information by geographic location for the three fiscal years ended January 1, 1999 is set forth in Note 13 to the Consolidated Financial Statements included in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," below in this report.

ITEM 2.    PROPERTIES

The Company owns or leases manufacturing, distribution, office and sales facilities in the United States and Mexico, as described below.

MANUFACTURING, DISTRIBUTION AND OFFICE FACILITIES

The Company owns or leases 12 manufacturing, distribution and office facilities. The location, use and floor area of such facilities are described as follows:

                                                                                                LEASED/
LOCATION                         USE                                            SQ. FEET        OWNED
--------                         ---                                            --------        -----
Fayette, AL................      Manufacturing                                   276,467        Owned
Lewisport, KY..............      Manufacturing                                   270,836        Owned
Baltimore, MD..............      Distribution                                    315,000        Leased (1)
Monterrey, Mexico..........      Manufacturing, Distribution & Office          1,114,175        Owned
Olean, NY..................      Manufacturing                                   278,417        Owned
Gettysburg, PA.............      Manufacturing                                   218,609        Owned
Jackson, TN................      Manufacturing                                   655,211        Owned
Conroe, TX.................      Manufacturing                                   208,059        Owned
Dallas, TX.................      Manufacturing, Distribution & Office            753,536        Owned
Dallas, TX.................      Distribution                                    472,500        Leased (1)
El Paso, TX................      Manufacturing                                   161,714        Ground Leased (2)
Los Angeles, CA............      Distribution                                    410,515        Leased (1)

(1) The leases for the Baltimore, MD; Los Angeles, CA; and Dallas, TX facilities expire on February 28, 2006, April 30, 2007 and January 30, 2003, respectively, and are subject to renewal options.

(2)  The ground lease expires on November 21, 2034.

The Company's Jacksonville, FL facility (leased) was closed in fiscal year 1997 and the corresponding lease expires on May 31, 1999. The Company closed its Coleman, TX manufacturing facility in fiscal year 1997 and closed its Mt. Gilead, NC manufacturing facility in fiscal year 1998. As of January 1, 1999, the Company was pursuing the sale of the Mt. Gilead facility.

SALES CENTERS

As of January 1, 1999, the Company owned two sales centers aggregating 38,020 square feet. Their location and floor area are as follows:

LOCATION                                                                SQ. FEET
--------                                                                --------
Denver, CO.........................................................      22,500
San Antonio, TX....................................................      15,520

In addition, 218 sales centers were leased as of January 1, 1999 (aggregating approximately 2.5 million square feet) pursuant to leases that extend for terms on average of three to five years with expiration dates primarily from 1999-2004.

For a description of aggregate rental expenses with respect to its operating leases, see Note 12 to the Consolidated Financial Statements included herein relating to commitments and contingencies.

ITEM 3.    LEGAL PROCEEDINGS

In addition to the proceedings described under Item 1, "Business-Environmental Regulation," the Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "DTL". The following table sets forth the high and low sale prices for the Common Stock as reported by the New York Stock Exchange from January 4, 1997, through January 1, 1999:

                                                                       HIGH                 LOW
                                                                       ----                 ---
                  January 4, 1997 to April 4, 1997                     19-3/4               14-1/2
                  April 5, 1997 to July 4, 1997                        18-7/8               12
                  July 5, 1997 to October 3, 1997                      18-3/8               13-5/8
                  October 4, 1997 to January 2, 1998                   14-11/16              9-1/2
                  January 3, 1998 to April 3, 1998                     14-1/8               10-1/2
                  April 4, 1998 to July 3, 1998                        15-3/16              12-5/16
                  July 4, 1998 to October 2, 1998                      14                    8-3/16
                  October 3, 1998 to January 1, 1999                   11-1/2                6

HOLDERS

At March 8, 1999, there were 96 holders of record of Common Stock and 53,566,996 shares of Common Stock outstanding.

DIVIDEND POLICY

The Company has not paid cash dividends on the Common Stock for the last three years. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Moreover, the Company is a holding company with no operations or significant assets other than its investment in Dal-Tile Group Inc. ("Dal-Tile Group") and its 49.99% interest in RISA. Dal-Tile Group is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make funds available to Dal-Tile, whether in the form of loans, dividends or other cash distributions. The bank credit agreement limits dividends, loans and other cash distributions from Dal-Tile Group to Dal-Tile, so that profits generated by Dal-Tile Group may not be available to Dal-Tile to pay cash dividends or repay indebtedness or otherwise. In light of these limitations, Dal-Tile Group will be prohibited from making such dividends, loans and other cash distributions, and Dal-Tile does not believe that Dal-Tile Group will be able to make such dividends, loans and other cash distributions in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data presented for fiscal years 1994 through 1998 are derived from the Consolidated Financial Statements of the Company for such period, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements including the related notes thereto included elsewhere herein:

                                                                                     FISCAL YEAR ENDED
                                                      -----------------------------------------------------------------------------
                                                        JANUARY 1,      JANUARY 2,       JANUARY 3,            DECEMBER 31,
                                                                                                       ----------------------------
                                                         1999              1998            1997            1995           1994
                                                   ------------------ --------------- --------------- --------------- -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA: (1)
      Net sales..................................      $ 751,785          $ 676,637     $   720,236       $ 474,812      $ 506,309
      Cost of goods sold.........................        396,112            404,728         369,731         225,364        268,272
                                                       ---------          ---------     -----------       ---------      ---------
      Gross profit...............................        355,673            271,909         350,505         249,448        238,037
      Expenses:
          Transportation.........................         55,988             58,425          47,125          33,535         32,068
          Selling, general and administrative....        222,790            277,515         190,911         134,193        132,887
          Provisions for merger integration
           charges...............................              -                  -           9,000          22,430              -
          Amortization of goodwill...............          5,604              5,605           5,605           4,765          4,765
                                                       ---------          ---------     -----------       ---------      ---------
      Total operating expenses...................        284,382            341,545         252,641         194,923        169,720
                                                       ---------          ---------     -----------       ---------      ---------
      Operating income (loss) ...................         71,291            (69,636)         97,864          54,525         68,317
      Interest expense...........................         45,051             40,649          46,338          55,453         53,542
      Interest income............................            128                268           1,685           1,250          1,403
      Other income ..............................          1,264              1,220             129           2,994          1,341
                                                       ---------          ---------     -----------       ---------      ---------
     Income (loss) before income taxes and
           extraordinary item....................         27,632           (108,797)         53,340           3,316         17,519
      Income tax provision ......................          3,604              1,439          18,914           1,176         10,614
                                                       ---------          ---------     -----------       ---------      ---------
      Income (loss) before extraordinary item....         24,028           (110,236)         34,426           2,140          6,905
      Extraordinary item - loss on early
       retirement of debt, net of taxes..........              -                  -         (29,072)              -              -
                                                       ---------          ---------     -----------       ---------      ---------
      Net income (loss)..........................      $  24,028          $(110,236)    $     5,354       $   2,140      $   6,905
                                                       ---------          ---------     -----------       ---------      ---------
                                                       ---------          ---------     -----------       ---------      ---------
BASIC EARNINGS PER SHARE:
      Income (loss) before extraordinary item per
       common share..............................      $    0.45          $   (2.06)    $      0.71     $      0.07      $    0.24
      Extraordinary item per common share........              -                  -           (0.60)              -              -
                                                       ---------          ---------     -----------       ---------      ---------
      Net income (loss) per common share.........      $    0.45          $   (2.06)    $      0.11     $      0.07      $    0.24
                                                       ---------          ---------     -----------       ---------      ---------
                                                       ---------          ---------     -----------       ---------      ---------
      Average outstanding common shares..........         53,487             53,435          48,473          28,743         28,587
                                                       ---------          ---------     -----------       ---------      ---------
                                                       ---------          ---------     -----------       ---------      ---------
DILUTED EARNINGS PER SHARE:
      Income (loss) before extraordinary item per
       common share.............................       $    0.45          $   (2.06)    $      0.69     $      0.07      $    0.23
      Extraordinary item per common share.......               -                  -           (0.58)              -              -
                                                       ---------          ---------     -----------       ---------      ---------
      Net income (loss) per common share........       $    0.45          $   (2.06)    $      0.11     $      0.07      $    0.23
                                                       ---------          ---------     -----------       ---------      ---------
                                                       ---------          ---------     -----------       ---------      ---------
        Average outstanding common and
        equivalent shares.......................          53,983             53,435          50,053          29,668         29,664
                                                       ---------          ---------     -----------       ---------      ---------
                                                       ---------          ---------     -----------       ---------      ---------
BALANCE SHEET DATA (AT END OF PERIOD): (2)
      Working capital................                  $ 117,615          $ 154,888     $   180,819       $ 152,128      $ 115,717
      Total assets...................                    640,808            672,069         688,497         672,393        488,417
      Total debt.....................                    500,432            557,091         465,858         527,816        492,753
      Long-term debt.................                    453,923            537,830         433,035         480,769        489,404
      Stockholders' equity (deficit).                     15,459              3,920         115,569           9,639       (103,823)

(1) Operating data for the fiscal years ended December 31, 1995 and December 31, 1994 excludes the results of operations of AO as the AO Acquisition occurred on December 29, 1995, and are not directly comparable to subsequent periods.

(2) Balance sheet data for January 1, 1999, January 2, 1998, January 3, 1997 and December 31, 1995 include the assets acquired and liabilities assumed from the AO Acquisition and are not directly comparable to December 31, 1994 data.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the fiscal year ended January 1, 1999, the Company's earnings substantially improved over fiscal year 1997. Significant sales and earnings growth were achieved during fiscal year 1998 due primarily to steps taken to reduce overall costs and improve customer service and the overall supply chain. Through improved production forecasting, distribution and delivery enhancements and refinements in order entry and invoicing processes, the supply chain was strengthened, which in turn allowed for better product availability and improved order fill rates.

Earnings improved due to the growth in sales and reductions in both transportation and general and administrative expenses. The reductions in transportation costs were achieved through improved positioning of inventories, the renegotiation of freight contracts and consolidation of carriers. The Company continued to reduce general and administrative expenses through elimination of unneeded overhead and lower bad debt expense and professional fees.

Significant improvements in cash flows were achieved as the Company focused on the management of working capital and reduced capital spending. Through the implementation of better collection and billing procedures, accounts receivable were reduced and days sales outstanding dropped from 60 days in fiscal year 1997 to 52 days in fiscal year 1998. The Company continued to improve the management of its inventories by providing better alignment of production requirements with sales demands. Net capital expenditures decreased approximately $34 million while still allowing for the completion of state-of-the-art manufacturing capacity at the Dallas, TX plant and installation of additional capacity at the Monterrey, Mexico facility.

On July 1, 1998, Armstrong World Industries, Inc.("AWI") completed its sale in a registered public offering of 10,350,000 shares of Dal-Tile common stock (the "Common Stock"), and on November 18, 1998, AWI completed the sale in a registered public offering of all of its remaining shares of the Common Stock. The Company did not receive any proceeds from the sale by AWI of the Common Stock.

ASSET WRITE-DOWNS AND OTHER CHARGES

FISCAL YEAR 1998

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. Based on this decision, the Company reviewed the carrying value to determine the extent, if any, of impairment relating to the asset. An aggregate provision of $6.6 million was recorded in cost of sales to reduce the carrying value of the facility to its estimated net realizable value. The provision was comprised of $1.7 million recorded during the second quarter of fiscal year 1998 based upon a preliminary estimate made by the Company and $4.9 million recorded during the fourth quarter of fiscal year 1998 based upon an independent appraisal. The provision in the fourth quarter was substantially offset by the release of excess reserves which were previously provided by the Company. At January 1, 1999, the net book value of the facility was $2.0 million and was classified in machinery and equipment on the face of the balance sheet.

FISCAL YEAR 1997

During fiscal year 1997, the Company recorded charges of $90.1 million for obsolete and slow-moving inventories, uncollectible trade accounts receivable, other non-productive assets and costs for restructuring of manufacturing, store operations and corporate administrative functions. The charges were comprised of $36.5 million in cost of sales, $3.5 million in transportation expenses and $50.1 million in selling, general and administrative expenses.

In response to deterioration in the aging of the Company's accounts receivable, the Company increased collection efforts and undertook detailed reviews of collectibility, and subsequently recorded an increase in the reserve for doubtful accounts of $21.3 million for fiscal year 1997. The write-down of uncollectible trade accounts receivable related to increases in receivables balances arising principally as a result of earlier sales initiatives that included, among other things, extended credit terms and efforts to expand the Company's customer base, and operational and systems integration issues that resulted in limited access by sales center personnel to certain account information. In addition, in an effort to improve customer service, authority to extend credit was decentralized and assigned to management at the retail sales centers. Sales resulting from these initiatives were a result of products being shipped under defined terms to customers, with the full expectation of invoiced amounts being paid in full within the terms of the sale. By the end of the second quarter of fiscal year 1997, the sales initiatives, which began in the fourth quarter of fiscal year 1996, were discontinued and the Company moved to a more centralized credit approval process and implemented more stringent credit policies.

The Company also extensively reviewed its finished product inventories, including various patterns, shapes and sizes. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKUs offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay in systems integration, resulted in a need to record fiscal year 1997 inventory provisions of $36.5 million, consisting of $14.2 million related to results of physical inventories, $15.7 million believed to be slow moving and/or obsolete or out of balance with other related products, $4.5 million to write-down certain other inventory accounts and $2.1 million to write-down raw materials.

The balance of the charges consisted of $6.7 million in respect of terminated employees, $6.2 million primarily related to liabilities incurred for lease terminations, executive search fees and other items, $8.5 million in respect of accrued expenses, primarily related to freight and insurance, $5.3 million in respect of fixed assets impairment and $5.6 million in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.

As of January 1, 1999, reserves relating to the fiscal year 1997 charges for inventories, accounts receivable and other non-productive assets were depleted, and the Company substantially completed the work-down of all other charges incurred. Reserves of approximately $3.8 million relating to fiscal year 1997 initiatives to restructure the organization remain outstanding and are expected to effect future cash flows through the end of fiscal year 1999.

FISCAL YEAR 1996

On December 29, 1995, the Company acquired American Olean Tile Company, Inc. ("AO") and certain related assets of the ceramic tile business (the "AO Acquisition") of AWI. In the first quarter of fiscal year 1996, the Company recorded an integration charge of $9.0 million in connection with the AO Acquisition and the Company's merger integration plan. The charge was for closings of duplicative sales centers, duplicative distribution centers, elimination of overlapping positions and the closing of a manufacturing facility. The Company completed these actions during fiscal year 1997. The primary components of the charge were $7.4 million for lease commitments, $1.3 million for severance and employee contracts and $0.3 million for shut down costs of the closed facilities.

As of January 1, 1999, the Company retained approximately $6.6 million of reserves primarily related to the continued expiration of lease commitments associated with sales centers that had been closed. Future cash outlays are anticipated to continue through the end of fiscal year 2004.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                            FISCAL YEAR ENDED
                                                            -------------------------------------------------
                                                            JANUARY 1, 1999  JANUARY 2, 1998   JANUARY 3, 1997
                                                            ---------------  ---------------  ---------------
Net sales..............................................           100.0%           100.0%            100.0%
Cost of goods sold.....................................            52.7             59.8              51.3
                                                            ---------------  ----------------  ----------------
Gross profit...........................................            47.3             40.2              48.7
Operating expenses.....................................            37.8             50.5              33.9
                                                            ---------------  ----------------  ----------------
                                                                    9.5            (10.3)             14.8
Non-recurring charges:
     Provision for merger integration charges..........               -                -               1.2
                                                            ---------------  ----------------  ----------------
Operating income (loss)................................             9.5            (10.3)             13.6
Interest expense (net).................................             6.0              6.0               6.2
Other income...........................................             0.2              0.2                 -
                                                            ---------------  ----------------  ----------------
Income (loss) before income taxes and
     extraordinary item................................             3.7            (16.1)              7.4
Income tax provision...................................             0.5              0.2               2.6
                                                            ---------------  ----------------  ----------------
Income (loss) before extraordinary item................             3.2            (16.3)              4.8
Extraordinary item, net of taxes.......................               -                -              (4.1)
                                                            ---------------  ----------------  ----------------
Net income (loss)......................................             3.2%           (16.3)%             0.7%
                                                            ---------------  ----------------  ----------------
                                                            ---------------  ----------------  ----------------

FISCAL YEAR ENDED JANUARY 1, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 2,
1998

NET SALES

Net sales increased $75.2 million, or 11.1%, to $751.8 million for fiscal year 1998 from $676.6 million for fiscal year 1997. The increase in net sales was due principally to improved customer service in all distribution channels realized through system and process enhancements, better product availability and the restructuring of the sales organization in late fiscal year 1997. Net sales through Company-operated sales centers increased $50.7 million, or 10.7%, and same store sales increased approximately 10.3%. In addition, net sales increased within the independent distributor and Home Centers channels approximately $9.3 million, or 8.8%, and $7.2 million, or 9.2%, respectively.

Net sales within Mexico increased $6.7 million to $25.2 million in fiscal year 1998 from $18.5 million in fiscal year 1997. This increase occurred as the Company increased its utilization of U.S. manufacturing capacity from its El Paso, TX and Dallas, TX facilities resulting in a larger allocation of the Company's Mexican production to be sold in Mexico.

GROSS PROFIT

Gross profit increased $83.8 million, or 30.8%, to $355.7 million in fiscal year 1998 from $271.9 million in fiscal year 1997. The increase in gross profit was due primarily to the growth in sales and lower manufacturing costs.

Gross margin increased to 47.3% for fiscal year 1998 from 40.2% for fiscal year 1997. This increase was due primarily to higher sales and lower manufacturing costs. During fiscal year 1998, overall manufacturing plant utilization increased from approximately 80% to 90% resulting in lower per unit manufacturing costs. Additionally, cost reductions were achieved through the closing of inefficient plants and shifting of production to low cost state-of-the-art facilities. Fiscal year 1997 results were negatively affected by inventory valuation adjustments of $36.5 million.

EXPENSES

Expenses decreased $57.1 million, or 16.7%, to $284.4 million in fiscal year 1998 from $341.5 million in fiscal year 1997. The decrease was due primarily to reductions in staffing, lower bad debt expense and reduced professional service fees. Fiscal year 1997 was negatively affected by charges of $53.6 million. These charges related to the write-down of uncollectible trade accounts receivable and other non-productive assets, adjustments to accrued expenses and various other charges relating to the implementation of fiscal year 1997 initiatives to restructure the organization.

Expenses as a percent of sales decreased to 37.8% in fiscal year 1998 from 50.5% in fiscal year 1997. This decrease was the result of higher sales and the decreased expenses described above. In addition, freight expense as a percent of sales decreased to 7.4% for fiscal year 1998 versus 8.6% in fiscal year 1997.

OPERATING INCOME (LOSS)

Operating income (loss) increased to $71.3 million in fiscal year 1998, from a loss of $69.6 million in fiscal year 1997. Operating margin increased to 9.5% from a negative operating margin of 10.3% for the previous fiscal year due primarily to increased sales, decreased manufacturing costs and decreased expenses.

INTEREST EXPENSE (NET)

Interest expense (net) increased $4.5 million, or 11.1%, to $44.9 million in fiscal year 1998 from $40.4 million in fiscal year 1997. Interest expense increased due to higher borrowing requirements through the end of fiscal year 1997 and increased fees and interest rates in connection with the second and third quarter 1997 amendments to the Company's credit facility offset by decreases associated with the work-down of debt throughout fiscal year 1998.

INCOME TAXES

The income tax provisions for fiscal years 1998 and 1997 reflect Mexico tax liabilities and U.S. state and possession income tax based on taxable income in those jurisdictions.

No U.S. federal income tax expense was recorded for fiscal year 1998 due to an offsetting reduction in a valuation allowance recorded against U.S. federal deferred tax assets. No U.S. federal income tax benefit was recorded in fiscal year 1997 due to the Company establishing a valuation allowance in that year which offset any benefit of federal net operating losses and to reflect management's estimation as to the future utilization of the deferred tax assets. The valuation allowance will continue to be reassessed in future reporting periods.

PESO-U.S. DOLLAR EXCHANGE RATE

During the fourth quarter of fiscal year 1998, management reviewed the reporting requirements related to its Mexican operations. Based on this review, the Company changed its functional currency in Mexico to the U.S. dollar. The Company's Mexican facility is considered an extension of the U.S. parent and primarily a provider of ceramic tile to the Company's U.S. operations. Due to the U.S. parent's manufacturing requirements, fiscal year 1998 domestic sales in Mexico were limited to approximately 3.4% of the Company's consolidated net sales. Prior to fourth quarter 1998, translation gains or losses relating to exchange rate changes were reported as a separate component of stockholders' equity. Due to the change in functional currency, translation gains or losses and foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 1998, the Company recorded translation and transaction gains of approximately $1.7 million. Management utilizes foreign currency forward contracts to offset exposure to exchange rate changes. During fiscal years 1998 and 1997, the Company did not enter into any foreign currency forward contracts.

FISCAL YEAR ENDED JANUARY 2, 1998 COMPARED TO FISCAL YEAR ENDED JANUARY 3,
1997

NET SALES

Net sales decreased $43.6 million, or 6.1%, to $676.6 million for fiscal year 1997 from $720.2 million for fiscal year 1996. The decrease in net sales was due principally to the negative impact on the Company-operated sales centers caused by the delay in systems integration and the consolidation throughout fiscal year 1996 and into fiscal year 1997 of redundant sales centers from the AO Acquisition. Sales within the Home Centers channel decreased approximately 10% compared to fiscal year 1996 due to price concessions and certain large customers working down their warehouse inventories. Additionally, net sales were negatively impacted by one less week in fiscal year 1997 as compared to fiscal year 1996. These decreases were offset by a 4% increase in same store sales in the Company-operated sales centers and a 10% increase in sales within the independent distributor channel due to the addition of 16 distributor locations.

During fiscal year 1997, the Company completed its sales center consolidation and substantially completed its information systems integration.

GROSS PROFIT

Gross profit decreased $78.6 million, or 22.4%, to $271.9 million in fiscal year 1997 from $350.5 million in fiscal year 1996. The decrease in gross profit was due in part to the 1997 second and third quarter charges for obsolete and slow-moving inventories. Sales declines and decreases in production levels also adversely impacted gross profit.

Gross margin (excluding the 1997 second and third quarter charges) decreased to 45.6% for fiscal year 1997 from 48.7% for fiscal year 1996. During the first half of fiscal year 1997, gross margin (excluding charges) was 48.4% and decreased to 42.7% in the second half of fiscal year 1997, primarily as a result of higher per unit manufacturing costs associated with reduced production levels. Additionally, during fiscal year 1997, gross margin decreased as a result of a higher percentage mix of sales within the independent distributor business unit. Sales through this channel carry lower gross margins than sales made through the Company's sales centers, but due to lower operating expense levels comparable operating margins are achieved.

EXPENSES

Expenses increased $88.9 million, or 35.2%, to $341.5 million in fiscal year 1997 from $252.6 million in fiscal year 1996. The increase was due primarily to the second and third quarter charges, increased freight costs associated with the consolidation of eleven distribution centers to three mega-distribution centers, higher fixed costs for information technology and additional expenses to complete the AO integration.

Expenses as a percent of sales (excluding 1997 second and third quarter charges and the 1996 merger integration charge) increased to 42.6% in fiscal year 1997 from 33.9% in fiscal year 1996. These increases were the result of lower sales and the increased expenses described above.

During the fourth quarter of fiscal year 1997, the Company issued stock units under a stock appreciation rights agreement to certain executives which permit the holders, upon the satisfaction of certain conditions, to receive value in excess of the base price of the unit at the date of grant. Payment of the excess will be in cash, stock or a combination of cash and stock at the discretion of the Board of Directors. In connection with this agreement, non-cash expense of $5.9 million was recorded in the fourth quarter of fiscal year 1997.

OPERATING INCOME (LOSS)

Operating income (loss) decreased $167.5 million to a loss of $69.6 million in fiscal year 1997 from income of $97.9 million in fiscal year 1996. Operating margin (excluding 1997 second and third quarter charges and the 1996 merger integration charge) decreased to 3.0% from 14.8% for the previous fiscal year due primarily to reduced sales, decreased production levels and increased expenses.

INTEREST EXPENSE (NET)

Interest expense (net) decreased $4.3 million, or 9.6%, to $40.4 million in fiscal year 1997 from $44.7 million in fiscal year 1996. Interest expense decreased due to interest savings from the refinancing of debt concurrent with the Company's initial public offering in the third quarter of fiscal year 1996. The decrease was partially offset by increases in debt levels and borrowing rates related to the second quarter amendment of the existing credit agreement and increases in fees and higher borrowing rates related to the third quarter 1997 amendment.

INCOME TAXES

The income tax provision for fiscal year 1997 represents amounts related to income from Mexican operations. Due to the significant loss in fiscal year 1997 and prior year tax loss carryforwards, a valuation allowance was recorded against the net Federal and State deferred tax asset. This valuation allowance will be reassessed in future reporting periods.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

Income (loss) before extraordinary item decreased $144.6 million to a loss of $110.2 million in fiscal year 1997 from income of $34.4 million in fiscal year 1996. The decrease was due primarily to the second and third quarter charges and reductions in operating income offset by lower interest and income tax expense.

PESO-U.S. DOLLAR EXCHANGE RATE

The Company's Mexican facility is primarily a provider of ceramic tile to the Company's U.S. operations and, in addition, sells ceramic tile in Mexico. In fiscal year 1997, domestic sales in Mexico represented approximately 3% of consolidated net sales. These sales are peso-denominated and the majority of the Mexican facility's cost of sales and operating expenses are peso-denominated. In fiscal year 1997, peso-denominated cost of sales and operating expenses represented approximately 7% of the Company's consolidated cost of sales and expenses. Exposure to exchange rate changes is favorable to operating results when the peso devalues against the U.S. dollar, since peso costs exceed peso revenues. As the peso appreciates against the U.S. dollar, the effect is unfavorable to operating results. In addition to the effect of exchange rate changes on operating results, foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 1997, the Company recorded a transaction gain of approximately $0.6 million. Except for peso transactions, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes, although the number and amount of such contracts are not significant. Since the exposure to exchange rate change is favorable when the peso devalues against the U.S. dollar and management does not expect the peso to appreciate significantly against the U.S. dollar in the near term, management has not entered into peso currency forward contracts during fiscal years 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's existing bank credit agreement provided liquidity and capital resources for working capital requirements, capital expenditures and debt service. Cash provided by operating activities was $57.0 million in fiscal year 1998 versus cash used of $52.8 million in fiscal year 1997. This improvement was due primarily to increased profitability and improved management of working capital.

Net expenditures for property, plant and equipment were $5.8 million for fiscal year 1998, inclusive of $8.1 million in net cash proceeds from the first quarter sale of the Company's Lansdale, PA manufacturing facility. The expenditures were for routine capital improvements, the completion of the Dallas, TX plant expansion and costs to expand the Monterrey, Mexico manufacturing facility.

During the fourth quarter of fiscal year 1998, the Company amended certain financial covenants to provide increased flexibility under the existing bank credit agreement (as amended, the "Third Amended Credit Facility"). Under the Third Amended Credit Facility, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at January 1, 1999. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

Cash used in financing activities was $56.7 million for fiscal year 1998, which reflects revolver repayments and term debt amortization on the Company's Third Amended Credit Facility of $38.0 million and $13.5 million, respectively. Total availability as of January 1, 1999 under the Third Amended Credit Facility was $83.9 million. The Company believes cash flow from operating activities, together with borrowings available under the Company's Third Amended Credit Facility, will be sufficient to fund future working capital needs, capital expenditures and debt service requirements.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying aggregate notional amount on which the Company had interest rate swap agreements outstanding was $300.0 million at January 1, 1999. Under the terms of the swap agreements, the Company pays a fixed interest rate of approximately 5.7%. As of January 1, 1999, the swap agreements had an aggregate fair value of $(3.2) million, with $100.0 million in effect until January 13, 2000 and $200.0 million in effect through January 16, 2001. There were no interest rate swap agreements during fiscal year 1997.

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

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on glazed ceramic tile from non-North American countries at 15%, to be reduced ratably to 8-1/2% by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

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

EFFECTS OF INFLATION

The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the results of operations for fiscal years 1998, 1997 and 1996. However, any future increases in the inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

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

The Company is continuing its efforts to modify and replace certain portions of its software and equipment so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 cost is estimated at approximately $5.4 million and will be expensed as incurred. To date, the Company has completed the updating of "mission critical" software for Year 2000 date processing and has implemented these changes into the day-to-day business systems. In addition, customers, suppliers and carriers have been required to certify their readiness for Year 2000. Through the end of fiscal year 1998, expenses totaling $3.5 million were incurred for Year 2000 activities.

The modification and testing of all "mission critical" software and equipment, including the testing of interrelationships of all components is estimated to be completed no later than the second quarter of fiscal year 1999, which is prior to any anticipated impact on the Company's operating systems. Less critical activities, including the upgrade of stand-alone equipment and monitoring of supplier and carrier progress, will continue for the balance of fiscal year 1999. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on operations.

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

In addition, material disruptions to the operations of the Company's major customers and suppliers as a result of Year 2000 issues could also have a material adverse impact on the Company's operations and financial condition. At present, the Company is preparing a detailed Year 2000 contingency plan. The contingency plan will include a more definitive risk assessment related to major customers and suppliers and how the Company plans to mitigate such risk. The plan is expected to be in place by the end of the third quarter of fiscal year 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, Year 2000 issues, currency fluctuations and other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties and environmental laws and other regulations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information regarding the Company's market-sensitive financial instruments and constitutes a forward-looking statement. The information is presented in U.S. dollars, which is the Company's reporting currency. Since all significant international operations use the U.S. dollar as the functional currency, the Company deems foreign currency risk to be minimal. The Company's major market risk exposure relates to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. rates, the Company currently maintains approximately 60% of its debt as fixed rate by entering into interest rate swap agreements. Interest rate swap agreements are designated with a portion of the principal balance and term of a specific debt obligation. The Company does not enter into contracts for speculative purposes.

                                                                                                         FAIR VALUE
                                                                                                         JANUARY 1,
EXPECTED MATURITY DATES                 1999       2000       2001       2002        2003    THEREAFTER     1999
(IN THOUSANDS)                       ---------- ---------- ---------- ----------- ---------- ---------- ------------
Total  debt:
       Fixed Rate...................   $ 3,633    $ 3,921    $ 2,885    $    879   $      -        $   -     $ 11,318
       Average Interest Rate........      8.3%       8.4%       8.5%        8.3%

       Variable Rate................   $42,876    $52,876    $52,876    $219,387   $120,800        $ 299     $489,114
       Average Interest Rate (a)....      7.3%       7.5%       7.3%        7.3%       7.9%         7.9%

Interest rate swaps:
       Pay Fixed/Receive Variable...   $ (900)    $   204    $    18    $      -   $      -        $   -     $(3,174)
       Average Pay .................      5.7%       5.7%       5.7%
       Average Receive..............      5.4%       5.8%       5.9%

   (a) The Term loans, revolver borrowings and other debt bear interest at weighted average variable rates based on implied forward rates in the yield curve at the reporting date plus an applicable margin ranging from 0.625%-2.75% depending upon the Company's leverage ratio (as defined under the Third Amended Credit Facility). The variable rate is equal to LIBOR (London Interbank Offered Rate) as announced from time to time. At January 1, 1999, the LIBOR interest rate in effect was 5.3% and applicable margins were 2.0% and 2.5% for the Term A loan / revolver borrowings and Term B loan, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth on pages F-1 through F-23 below and the related financial statement schedule is set forth on page S-1 below.

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

                    NAME                            AGE         POSITION OR OFFICE HELD
                    ----                            ---         -----------------------
Jacques R. Sardas...........................         68         President, Chief Executive Officer and Chairman of the
                                                                Board of Directors
Charles J. Pilliod, Jr......................         80         Director
Douglas D. Danforth.........................         76         Director
John F. Fiedler.............................         60         Director
Vincent A. Mai..............................         58         Director
Norman E. Wells, Jr.........................         50         Director
Henry F. Skelsey............................         40         Director
John M. Goldsmith...........................         35         Director
W. Christopher Wellborn.....................         43         Executive Vice President, Chief Financial Officer and
                                                                Assistant Secretary
Mark A. Solls...............................         42         Vice President, General Counsel and Secretary
Dan L. Cooke................................         57         Vice President, Information Technology
William L. Justus...........................         44         Vice President, Logistics
William R. Hanks............................         45         Vice President, Manufacturing
David F. Finnigan ..........................         42         Vice President, Independent Distributor and Home Center
                                                                Services Operations
D.D. "Gus" Agostinelli......................         53         Vice President, Human Resources
Javier Eugenio Martinez Serna...............         47         Vice President, Mexico Operations
Matthew J. Kahny............................         37         Vice President, Marketing
Harold G. Turk..............................         52         Vice President, Sales Centers Operations
H. Clay Orme................................         59         Vice President, Operations
Silvano Cornia..............................         39         Vice President, Research and Development
Scott R. Veldman............................         42         Treasurer

JACQUES R. SARDAS, President, Chief Executive Officer and Chairman of the Board of Directors-Mr. Sardas has been President and Chief Executive Officer of the Registrant since July 1997 and Chairman of the Board of Directors since September 1997. Prior to joining the Company, Mr. Sardas was Chairman and Chief Executive Officer of Sudbury, Inc. from 1992 to 1997. Prior to that, he spent 34 years at Goodyear Tire & Rubber Company, concluding as President of Goodyear Worldwide Tire.

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

DOUGLAS D. DANFORTH, Director-Mr. Danforth has been a Director of the Registrant since February 1997. He was Chairman and Chief Executive Officer of Westinghouse Corporation from December 1983 to December 1987. Mr. Danforth is also a director of Sola International Inc.

JOHN F. FIEDLER, Director - Mr. Fiedler has been a Director of the Registrant since July 1998. He is

Chairman and Chief Executive Officer of Borg-Warner Automotive, Inc. Prior to joining Borg-Warner in June of 1994, he was Executive Vice President of The Goodyear Tire & Rubber Company where he was responsible for North American Tires. Mr. Fiedler's 29 year career with Goodyear included numerous sales, marketing and manufacturing positions in the U.S. and Far East.

VINCENT A. MAI, Director-Mr. Mai has been a Director of the Registrant since October 1989. Mr. Mai has been the President and Chief Executive Officer of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant), since April 1989. For the preceding 15 years, he was a Managing Director of Lehman Brothers Inc., an investment-banking firm. Mr. Mai is also a director of the Federal National Mortgage Association.

NORMAN E. WELLS, JR., Director-Mr. Wells has been a Director of the Registrant since December 1997. Mr. Wells joined Easco, Inc. as President and Chief Executive Officer in November 1996. From March 1993 to November 1996, he was President and Chief Executive Officer of CasTech Aluminum Group Inc.

HENRY F. SKELSEY, Director-Mr. Skelsey has been a Director of the Registrant since October 1989. Since August 1998, Mr. Skelsey has been Executive Vice President and Chief Financial Officer of Tanning Technology Corporation, a system integration and solution business. From March 1988 until August 1998, Mr. Skelsey was a Managing Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant), and since August 1998, Mr. Skelsey has acted as a consultant to AEA Investors.

JOHN M. GOLDSMITH, Director-Mr. Goldsmith has been a Director of the Registrant since April 1996. Mr. Goldsmith is a Managing Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant), and has been associated with AEA Investors since 1989. Previously, he was a member of the Financial Services practice of Ernst & Young, an independent accounting firm.

W. CHRISTOPHER WELLBORN, Executive Vice President, Chief Financial Officer and Assistant Secretary-Mr. Wellborn has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Registrant since August 1997. From June 1993 to August 1997, Mr. Wellborn was Senior Vice President and Chief Financial Officer of Lenox, Inc. Prior to Lenox, he was Vice President and Chief Financial Officer of Grand Metropolitan PLC's Alpo Pet Food Division.

MARK A. SOLLS, Vice President, General Counsel and Secretary-Mr. Solls has been Vice President, General Counsel and Secretary of the Registrant since January 1998. From December 1994 to December 1997, he was Vice President and General Counsel for ProNet Inc. Additionally, Mr. Solls has owned a private practice and worked as Counsel for several national health care companies.
He is a Certified Mediator and a member of numerous legal associations.

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

WILLIAM L. JUSTUS, Vice President, Logistics-Mr. Justus has been Vice President, Logistics of the Registrant since September 1998. From 1995 until he joined the Company, Mr. Justus was Vice President of Operations for Livingston Healthcare Services, Inc. From 1989 to 1995, Mr. Justus worked at Bayer Corporation, concluding as Director of Physical Logistics for Bayer's Agfa Division.

WILLIAM R. HANKS, Vice President, Manufacturing-Mr. Hanks has been Vice President, Manufacturing of the Registrant since February 1994. He has been with the Company since March 1985 and prior to 1994 served as General Manager, Assistant Plant Manager and Vice President, Manufacturing of one of the Company's floor tile facilities.

DAVID F. FINNIGAN, Vice President, Independent Distributor and Home Center Services Operations-Mr. Finnigan has been Vice President, Independent Distributor Operations since August 1997 and Vice President of Home Center Services Operations since March 1998. Previously, Mr. Finnigan held the position of Vice President, Sales Centers Operations at the Company. Prior to the AO Acquisition, he held various executive marketing positions with AO, AWI and Evans and Black.

D.D. "GUS" AGOSTINELLI, Vice President, Human Resources-Mr. Agostinelli joined the Registrant as the Vice President, Human Resources in January 1998. From 1994 to 1997, he worked for Alcoa Fujikura Ltd. as Vice President,
Human Resources. Additionally, Mr. Agostinelli held various Human Resource positions within PPG Industries.

JAVIER EUGENIO MARTINEZ SERNA, Vice President, Mexico Operations-Mr. Martinez has been Vice President, Mexico Operations of the Registrant since August 1995. Prior to August 1995, he was a managing director of Materiales Ceramicos S.A. de C.V., a prior subsidiary of the Registrant, since December 1985. From 1980 to 1985, Mr. Martinez was Vice President of Strategic Planning and Business Diversification of the food division of Protexa, a diversified oil services, construction and food products company in Monterrey, Mexico.

MATTHEW J. KAHNY, Vice President, Marketing-Mr. Kahny has been Vice
President, Marketing of the Registrant since August 1997. From January 1996 until July 1997, Mr. Kahny was Vice President, Independent Distributor Operations. From July 1983 through December 1995, he served at AO, then a subsidiary of AWI, where he became Business Team Manager, Floor Tile Products.

HAROLD G. TURK, Vice President, Sales Centers Operations-Mr. Turk has been Vice President, Sales Centers Operations of the Registrant since January 1997. From January 1996 to December 1996, Mr. Turk was Vice President, Home Center Services of the Company. In 1995, Mr. Turk was Executive Vice President of Field Operations of the Company. In 1994, he was Executive Vice President of Marketing of the Company. From April 1991 through 1993, Mr. Turk was Executive Vice President of Sales and Marketing, Western Region of the Company. Mr. Turk was Vice President of Warehouse Administration and Sales of the Company from 1976 to 1991.

H. CLAY ORME, Vice President, Operations-Mr. Orme has been Vice President, Operations of the Registrant since March 1999. Prior to joining the Company, Mr. Orme spent 36 years at Goodyear Tire & Rubber Company, concluding as Vice President, Product Supply for Goodyear's Global Operations. His responsibilities included the supervision of eighty-five plants located in twenty-six countries and corporate facilities planning.

SILVANO CORNIA, Vice President, Research and Development-Mr. Cornia has been Vice President, Research and Development of the Registrant since January 1994. Since July 1984, he has held various positions at the Company.

SCOTT R. VELDMAN, Treasurer-Mr. Veldman has been Treasurer of the Registrant since December 1998. From October 1997 to December 1998, he was Assistant Treasurer of the Company. Prior to that, Mr. Veldman worked with Borg-Warner Security Corporation for 11 years, most recently as Assistant Treasurer.

ITEM 11.   EXECUTIVE COMPENSATION

The information appearing in the sections captioned "Directors'
Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the section "Principal Stockholders" in the 1999 Proxy Statement is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the section captioned "Certain Transactions" in the 1999 Proxy Statement is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     *4.1     Specimen form of certificate for Common Stock.

      4.2     Dal-Tile International Inc. 1990 Stock Option Plan (As Amended and
              Restated) (Filed as Exhibit 4.4 to the Registrant's Registration
              Statement on Form S-8 (No. 333-70879) and incorporated herein by reference.)

     10.1 Amended and Restated Employment Agreement, dated June 7, 1993, between Dal-Tile Corporation and Harold G. Turk. (Filed as
              Exhibit 10.2.3 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

     10.2     Credit and Guarantee Agreement, dated August 14, 1996 among
              Dal-Tile International Inc., Dal-Tile Group Inc., the several banks, financial institutions and other entities from time-to-time party thereto, Credit Suisse, as Documentation Agent, Goldman
              Sachs Credit Partners L.P., as Syndication Agent, and The Chase
              Manhattan Bank, as Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

     10.3     Pledge Agreement dated as of October 4, 1996, made by Dal-Tile
              Group Inc. in favor of The Chase Manhattan Bank, as Administrative
              Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

     10.4     Pledge Agreement dated as of August 14, 1996, made by Dal-Tile
              International Inc. in favor of The Chase Manhattan Bank, as
              Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Group Inc. (Filed as Exhibit 10.3 to the Registrant's
              Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

     10.5     Pledge Agreement dated as of August 14, 1996 made by Dal-Tile
              Group Inc. in favor of The Chase Manhattan Bank, as Administrative
              Agent, relating to the pledge of Common Stock of Dal-Tile
              Corporation (Filed as Exhibit 10.4 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

     10.6     Pledge Agreement dated as of October 4, 1996, made by Dal-Tile
              Group Inc. in favor of The Chase Manhattan Bank, as Administrative
              Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996 and incorporated herein by reference.)

     10.7     Form of Indemnification  Agreement between Dal-Tile  International
              Inc. and its directors and officers. (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No.
              33-64140) and incorporated herein by reference.)



     EXHIBIT
       NO.
     -------
     10.8     Settlement Agreement dated as of May 20, 1993, among AEA Investors
              Inc., DTM Investors Inc., Dal-Tile Group Inc., Dal-Tile
              Corporation, Dal-Minerals Company and Robert M. Brittingham and
              John G. Brittingham. (Filed as Exhibit 10.5 to the Registrant's
              Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

     10.9 Employment Agreement, dated as of June 13, 1997, and amended as of October 10, 1997 between Dal-Tile International Inc. and Jacques
              R. Sardas. (Filed as Exhibit 10.17 to the Registrant's Form 10-K for fiscal year 1997 and incorporated herein by reference.)

     10.10    Amended and Restated Employment Agreement, dated as of July 17,
              1998 between Dal-Tile International Inc. and Jacques R. Sardas.
              (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on
              August 7, 1998 and incorporated herein by reference.)

     10.11    Employment Agreement, dated as of August 25, 1997, and amended
              October 10, 1997, between Dal-Tile International Inc. and W.
              Christopher Wellborn. (Filed as Exhibit 10.18 to the Registrant's
              Form 10-K for fiscal year 1997 and incorporated herein by reference.

    *10.12    First Amendment to Employment Agreement,  dated as of November 24,
              1998 between Dal-Tile  International Inc. and W. Christopher Wellborn.

     10.13    Stock Appreciation Rights Agreements, dated as of October 10,
              1997, and amended February 20, 1998, between Dal-Tile
              International Inc. and each of Jacques R. Sardas, W. Christopher
              Wellborn, Dan L. Cooke, Marc Powell, and David F. Finnigan. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for fiscal year
              1997 and incorporated herein by reference.)

     10.14    First Amendment, dated as of June 19, 1997, to the Credit and
              Guarantee Agreement (Filed as Exhibit 10.1 to the Registrant's
              Form 10-Q filed on November 17, 1997 and incorporated herein by reference).

     10.15 Second Amendment, dated as of September 30, 1997, to the Credit and Guarantee Agreement (Filed as Exhibit 10.2 to the Registrant's
              Form 10-Q filed on November 17, 1997 and incorporated herein by reference).

     10.16    Third Amendment, dated as of November 19, 1998, to the Credit and
              Guarantee Agreement (Filed as Exhibit 10.1 to the Registrant's
              Current Report on Form 8-K filed on January 20, 1999 and incorporated herein by reference).

     10.17    Collateral Agreement, dated as of June 19, 1997, made by Dal-Tile
              Group Inc. and certain of its subsidiaries in favor of the Chase
              Manhattan Bank, as Administration Agent. (Filed as Exhibit 10.22 to the Registrant's Form 10-K for fiscal year 1997 and incorporated herein by reference.)

    +21.1     List of subsidiaries of Dal-Tile International Inc.

    +23.1     Consent of Ernst & Young LLP

    +27.1     Financial Data Schedule

-----------------
+ Filed herewith.


       (b)        Reports on Form 8-K:
                  None.


       (c)        Exhibits:
                  See Item 14(a) above.


       (d)        Financial Statement Schedule
                  See Item 14(a) above.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 17TH DAY OF MARCH 1999.

                                       DAL-TILE INTERNATIONAL INC.



                                   By:            s/Jacques R. Sardas
                                       ---------------------------------------
                                                   JACQUES R. SARDAS
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS JACQUES R. SARDAS AND/OR W. CHRISTOPHER WELLBORN AS HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEY-IN-FACT AND AGENT FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, AND HEREBY RATIFIES, APPROVES AND CONFIRMS ALL THAT HIS SAID ATTORNEY-IN-FACT AND AGENT, OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                TITLE                                    DATE
              ---------                                -----                                    ----
/s/ Jacques R. Sardas                     President, Chief Executive Officer                March 17, 1999
--------------------------------          and Chairman of the Board of
     JACQUES R. SARDAS                    Directors


/s/ W. Christopher Wellborn               Executive Vice President, Chief                   March 17, 1999
---------------------------------         Financial Officer and Assistant
     W. CHRISTOPHER WELLBORN              Secretary (Principal Financial and
                                          Accounting Officer)


/s/ John M. Goldsmith                     Director                                          March 17, 1999
-------------------------------
     JOHN M. GOLDSMITH


/s/ Charles J. Pilliod, Jr.               Director                                          March 17, 1999
---------------------------------
     CHARLES J. PILLIOD, JR.


/s/ Henry F. Skelsey                      Director                                          March 17, 1999
--------------------------------
     HENRY F. SKELSEY



              SIGNATURE                                TITLE                                    DATE
              ---------                                -----                                    ----
/s/ John F. Fiedler                       Director                                          March 17, 1999
-------------------------------
    JOHN F. FIEDLER


/s/ Douglas D. Danforth                   Director                                          March 17, 1999
-------------------------------
     DOUGLAS D. DANFORTH


/s/ Vincent A. Mai                        Director                                          March 17, 1999
--------------------------------
     VINCENT A. MAI


/s/ Norman E. Wells, Jr.                  Director                                          March 17, 1999
--------------------------------
     NORMAN E. WELLS, JR.

                                            DAL-TILE INTERNATIONAL INC.

                                    ITEM 14(A)-INDEX TO CONSOLIDATED FINANCIAL
                                    STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                      FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997

                                                     CONTENTS
Report of Independent Auditors.......................................................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets at January 1, 1999 and January 2, 1998...................................     F-3
Consolidated Statements of Operations for each of the three years in the period ended
January 1, 1999......................................................................................     F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
January 1, 1999......................................................................................     F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
January 1, 1999......................................................................................     F-6
Notes to Consolidated Financial Statements...........................................................     F-7
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II-Valuation and Qualifying Accounts........................................................     S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Dal-Tile International Inc.

We have audited the accompanying consolidated balance sheets of Dal-Tile International Inc. as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dal-Tile International Inc. at January 1, 1999 and January 2, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young

                                               Ernst & Young

Dallas, Texas
February 10, 1999

                                            DAL-TILE INTERNATIONAL INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 1,            JANUARY 2,
                                                                              1999                  1998
                                                                         ----------------       ----------------
                                                                                     (IN THOUSANDS)
ASSETS
Current assets:
    Cash......................................................              $    1,546             $    7,488
    Trade accounts receivable.................................                  93,331                 96,296
    Inventories...............................................                 138,418                130,747
    Prepaid expenses..........................................                   4,213                  3,120
    Other current assets......................................                  17,319                 18,438
                                                                         ----------------       ----------------
          Total current assets................................                 254,827                256,089
Property, plant and equipment, at cost:
    Land......................................................                  12,364                 17,205
    Leasehold improvements....................................                  12,193                 11,067
    Buildings.................................................                  75,995                 75,134
    Machinery and equipment...................................                 179,479                183,806
    Construction in process...................................                   8,029                 12,020
                                                                         ----------------       ----------------
                                                                               288,060                299,232
Accumulated depreciation......................................                  86,058                 71,547
                                                                         ----------------       ----------------
                                                                               202,002                227,685
Goodwill, net of amortization.................................                 147,796                152,560
Finance costs, net of amortization............................                   6,687                  6,599
Tradename and other assets, net of amortization...............                  29,496                 29,136
                                                                         ================       ================
          Total assets........................................               $ 640,808              $ 672,069
                                                                         ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable....................................               $  28,684            $    18,231
    Accrued expenses..........................................                  59,420                 55,043
    Accrued interest payable..................................                     490                  2,287
    Current portion of long-term debt.........................                  46,509                 19,261
    Income taxes payable......................................                     169                    801
    Deferred income taxes.....................................                   1,930                    863
    Other current liabilities.................................                      10                  4,715
                                                                         ----------------       ----------------
          Total current liabilities...........................                 137,212                101,201

Long-term debt................................................                 453,923                537,830
Other long-term liabilities...................................                  32,639                 27,230
Deferred income taxes.........................................                   1,575                  1,888
Commitments and contingencies
Stockholders' equity:
    Common stock..............................................                     535                    534
    Additional paid-in capital................................                 436,182                436,100
    Accumulated deficit.......................................                (346,858)              (370,886)
    Accumulated other comprehensive loss......................                 (74,400)               (61,828)
                                                                         ----------------       ----------------
          Total stockholders' equity..........................                  15,459                  3,920
                                                                         ================       ================
          Total liabilities and stockholders' equity..........               $ 640,808              $ 672,069
                                                                         ================       ================

                                                See accompanying notes.

                                              DAL-TILE INTERNATIONAL INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    FISCAL YEAR ENDED
                                                                  ------------------------------------------------------
                                                                    JANUARY 1,         JANUARY 2,          JANUARY 3,
                                                                       1999               1998                1997
                                                                  ----------------   ----------------    ---------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net sales...............................................          $ 751,785          $ 676,637           $ 720,236
    Cost of goods sold......................................            396,112            404,728             369,731
                                                                  ----------------   ----------------    ---------------
                                                                        355,673            271,909             350,505
    Operating expenses:
       Transportation.......................................             55,988             58,425              47,125
       Selling, general and administrative..................            222,790            277,515             190,911
       Provision for merger integration charges.............                  -                  -               9,000
       Amortization of goodwill and tradename...............              5,604              5,605               5,605
                                                                  ----------------   ----------------    ---------------
    Total operating expenses................................            284,382            341,545             252,641
                                                                  ----------------   ----------------    ---------------
    Operating income (loss).................................             71,291            (69,636)             97,864
    Interest expense........................................             45,051             40,649              46,338
    Interest income.........................................                128                268               1,685
    Other income............................................              1,264              1,220                 129
                                                                  ----------------   ----------------    ---------------
    Income (loss) before income taxes and extraordinary item             27,632           (108,797)             53,340
    Income tax provision....................................              3,604              1,439              18,914
                                                                  ----------------   ----------------    ---------------
    Income (loss) before extraordinary item.................             24,028           (110,236)             34,426
    Extraordinary item - loss on early retirement of
      debt, net of taxes....................................                  -                  -             (29,072)
                                                                  ----------------   ----------------    ---------------
    Net income (loss).......................................          $  24,028          $(110,236)        $     5,354
                                                                  ================   ================    ===============
    BASIC EARNINGS PER SHARE
    Income (loss) before extraordinary item per common share          $    0.45          $   (2.06)        $      0.71
    Extraordinary item per common share.....................
                                                                              -                  -               (0.60)
                                                                  ----------------   ----------------    ---------------
    Net income (loss) per common share......................          $    0.45          $   (2.06)        $     0.11
                                                                  ================   ================    ===============
    Average outstanding common shares.......................             53,487             53,435              48,473
                                                                  ================   ================    ===============
    DILUTED EARNINGS PER SHARE
    Income (loss) before extraordinary item per common share          $    0.45          $   (2.06)        $      0.69
    Extraordinary item per common share.....................                  -                  -               (0.58)
                                                                  ----------------   ----------------    ---------------
    Net income (loss) per common share......................          $    0.45          $   (2.06)        $      0.11
                                                                  ================   ================    ===============
    Average outstanding common and equivalent shares........             53,983             53,435              50,053
                                                                  ================   ================    ===============

                                              See accompanying notes.

                                          DAL-TILE INTERNATIONAL INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                       PREVIOUS      CONVERTED    ADDITIONAL                       OTHER
                                        COMMON        COMMON       PAID-IN     ACCUMULATED    COMPREHENSIVE
                                        STOCK          STOCK       CAPITAL       DEFICIT           LOSS           TOTAL
                                    -------------    ---------    ----------   -----------    -------------     ---------
BALANCE AT DECEMBER 31, 1995....... $     41           $    -     $ 334,035    $ (266,004)     $ (58,433)       $   9,639
Stock conversion...................      (41)             454          (413)            -              -                -
Proceeds from AWI in connection
with the AO Acquisition............        -                -           650             -              -              650
Stock issued in connection with
the Initial Public Offering.........       -               80       101,828             -              -          101,908

Comprehensive income (loss):
Net income..........................       -                -             -         5,354              -            5,354
Currency translation adjustment.....       -                -             -             -         (1,982)          (1,982)
                                                                                                                ---------
Total comprehensive income..........       -                -             -             -              -            3,372
                                    -------------    ---------    ----------   -----------    -------------     ---------
BALANCE AT JANUARY 3, 1997..........       -              534       436,100      (260,650)       (60,415)         115,569
Comprehensive income (loss):
Net loss............................       -                -             -      (110,236)             -         (110,236)
Currency translation adjustment.....       -                -             -             -         (1,413)          (1,413)
                                                                                                                ---------
Total comprehensive loss............       -                -             -             -              -         (111,649)
                                    -------------    ---------    ----------   -----------    -------------     ---------
BALANCE AT JANUARY 2, 1998..........       -              534       436,100      (370,886)       (61,828)           3,920
Common stock registration
expenses............................       -                -        (1,030)            -              -           (1,030)
Proceeds from common stock
issue...............................       -                1         1,112             -              -            1,113

Comprehensive income (loss):
Net income..........................       -                -             -        24,028              -           24,028
Currency translation adjustment.....       -                -             -             -        (12,572)         (12,572)
                                                                                                                ---------
Total comprehensive income..........       -                -             -             -              -           11,456
                                    -------------    ---------    ----------   -----------    -------------     ---------
BALANCE AT JANUARY 1, 1999.......... $     -           $  535     $ 436,182    $ (346,858)     $ (74,400)       $  15,459
                                    =============    =========    ==========   ===========    =============     =========

                                              See accompanying notes.

                                              DAL-TILE INTERNATIONAL INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FISCAL YEAR ENDED
                                                                    --------------------------------------------------
                                                                     JANUARY 1,        JANUARY 2,        JANUARY 3,
                                                                         1999              1998             1997
                                                                    --------------    --------------    --------------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ..............................................        $  24,028         $(110,236)        $   5,354
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization ...........................           27,873            24,543            24,017
       Extraordinary loss ......................................                -                 -            29,072
       Impairment of long-lived assets .........................            6,625                 -                 -
       Provision for losses on accounts receivable .............            7,024            27,805             5,781
       Foreign exchange transaction (gain) loss ................           (2,407)              339               (59)
       Deferred income tax provision (benefit) .................            1,995              (475)           13,539

       Changes in operating assets and liabilities:
              Trade accounts receivable ........................           (5,091)             (688)          (25,752)
              Inventories ......................................          (14,956)           10,845           (39,607)
              Other assets .....................................           (3,194)           (7,420)              217
              Trade accounts payable and accrued expenses ......           14,955             4,442             6,854
              Accrued interest payable .........................           (1,797)           (1,004)          (14,105)
              Other liabilities ................................            1,901              (958)          (23,995)
                                                                        ---------         ---------         ---------
 Net cash provided by (used in) operating activities ...........           56,956           (52,807)          (18,684)

INVESTING ACTIVITIES
 Expenditures for property, plant and equipment, net ...........           (5,776)          (40,074)          (42,039)

FINANCING ACTIVITIES
 Borrowings under long-term debt ...............................          149,808           111,007           451,000
 Borrowings under Term B loan ..................................                -           125,000                 -
 Borrowings under previous bank credit facility ................                -                 -            63,723
 Repayment of long-term debt ...................................         (206,467)          (19,968)         (576,679)
 Repayment of long-term debt from Term B loan ..................                -          (122,000)                -
 Fees associated with debt refinancing and stock registration ..           (1,118)           (3,576)          (42,765)
 Proceeds from issuance of common stock ........................            1,113                 -           102,558
                                                                        ---------         ---------         ---------
 Net cash provided by (used in) financing activities ...........          (56,664)           90,463            (2,163)

 Effect of exchange rate changes on cash .......................             (458)              (93)              (80)
                                                                        ---------         ---------         ---------
 Net increase (decrease) in cash ...............................           (5,942)           (2,511)          (62,966)
 Cash at beginning of year .....................................            7,488             9,999            72,965
                                                                        =========         =========         =========
 Cash at end of year ...........................................        $   1,546         $   7,488         $   9,999
                                                                        =========         =========         =========

                                                See accompanying notes.

                          DAL-TILE INTERNATIONAL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 1, 1999

1.     ORGANIZATION

Dal-Tile International Inc. (the "Company"), a holding company, owns the outstanding capital stock of its sole direct subsidiary, Dal-Tile Group Inc. (the "Group"), and conducts its operations through the Group. The Group also conducts substantially all of its operations through its subsidiaries. Dal-Tile International Inc., as a stand-alone holding company, has no operations (see Note 15).

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the consolidation of all accounts of the Company, which includes the Group and the Group's wholly owned subsidiaries:

                                                                  FORM OF ENTITY
                                                             --------------------------
Dal-Tile Group Inc........................................            U.S. Corporation
Dal-Tile Corporation......................................            U.S. Corporation
Tileways, Inc.............................................            U.S. Corporation
DTM/CM Holdings, Inc......................................            U.S. Corporation
R&M Supplies, Inc. .......................................            U.S. Corporation
Dal-Minerals Company .....................................            U.S. Corporation
Dal-Tile Mexico, S.A. de C.V. ("Dal-Tile Mexico").........         Mexican Corporation
Dal-Tile of Canada Inc....................................        Canadian Corporation

During 1998, the Company merged the operations of Materiales Ceramicos, S.A. de C.V., a Mexican Corporation, into Dal-Tile Mexico.

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

DEPRECIATION

Depreciation for financial reporting purposes is determined using the straight-line method. Estimated useful lives are as follows:

                                                                            YEARS
                                                                    ----------------------
Leasehold improvements.......................................           Life of lease
Buildings....................................................               20-30
Machinery and equipment......................................                3-15

INTANGIBLE ASSETS

Goodwill and tradename, which represent the excess cost over the fair value of net assets acquired, are amortized on a straight-line basis over the expected period to be benefited of 40 years and 25 years, respectively. Accumulated amortization relating to goodwill at January 1, 1999 and January 2, 1998 was $66,654,000 and $61,890,000, respectively. Accumulated amortization relating to tradename at January 1, 1999 and January 2, 1998 was $2,520,000 and $1,680,000, respectively. The carrying values of goodwill, tradename and other long-lived assets are reviewed periodically to determine whether they may be impaired. If an impairment exists, the impairment loss is measured by comparing the fair value of the business unit's long-lived assets to their carrying amount.

FINANCE COSTS

Finance costs incurred in connection with financings are being amortized over the term of the related debt on a straight-line basis. Accumulated amortization at January 1, 1999 and January 2, 1998 was approximately $2,358,000 and $1,112,000, respectively.

ADVERTISING EXPENSES

Advertising and promotion expenses are charged to income during the period in which they are incurred. Advertising and promotion expenses incurred for the fiscal years 1998, 1997 and 1996 amounted to $14,353,000, $16,722,000 and
$14,627,000, respectively.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the underlying common stock at the date of grant. The Company has elected to follow

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

RETIREMENT PLANS

The Company maintains a defined contribution 401(k) plan for eligible employees. A participant may contribute up to 15% of his total annual compensation (annual base pay for union participants) to the plan. Contributions by the Company to the plan are at the discretion of its Board of Directors. Currently, the Company matches 50% of any non-union participant's contribution to the plan up to 6% of the employee's total annual compensation. Dal-Tile Mexico maintains a defined benefit plan for eligible employees with funding policies based on local statutes.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican operations use the U.S. dollar as their functional currency. Translation gains or losses are reflected in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations. The Company experienced foreign currency transaction gains (losses) of $1,727,000, $558,000 and $(80,000) for the years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

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

Trade accounts receivable are net of an allowance for losses from uncollectible accounts of $9,581,000 and $13,160,000 at January 1, 1999 and January 2, 1998, respectively.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                                                                          FISCAL YEAR ENDED
                                                           -----------------------------------------------
                                                             JANUARY 1,       JANUARY 2,        JANUARY 3,
                                                                1999             1998              1997
                                                           --------------     ----------        ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
Income (loss) before extraordinary item .............        $  24,028        $(110,236)        $  34,426
Extraordinary item ..................................                -                -           (29,072)
                                                           -----------        ---------         ---------
Net income (loss) ...................................        $  24,028        $(110,236)        $   5,354
                                                           ===========        =========         =========
Average common shares outstanding ...................           53,487           53,435            48,473

Net income (loss) per common share ..................        $    0.45        $   (2.06)        $    0.11
                                                           ===========        =========         =========
DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item .............        $  24,028        $(110,236)        $  34,426
Extraordinary item ..................................                -                -           (29,072)
                                                           -----------        ---------         ---------
Net income (loss) ...................................        $  24,028        $(110,236)        $   5,354
                                                           ===========        =========         =========

Average common shares outstanding ...................           53,487           53,435            48,473
Effect of dilutive stock options ....................              496                -             1,580
                                                           -----------        ---------         ---------
Average common shares outstanding (assuming dilution)           53,983           53,435            50,053

Net income (loss) per common share ..................        $    0.45        $   (2.06)        $    0.11
                                                           ===========        =========         =========

Options to purchase 1,694,000 shares of common stock at prices ranging from $8.69 to $9.01 per share were outstanding during the fourth quarter of fiscal year 1998, but were not included in the computation of diluted earnings per share for fiscal year 1998 because the options' exercise price was greater than the average market price of the common shares during each quarter of fiscal year 1998 in which the options were outstanding.

Options to purchase 6,597,371 shares of common stock at prices ranging from $9.01 to $13.75 per share were outstanding at January 2, 1998, but were not included in the computation of diluted earnings per share for fiscal year 1997. Due to the Company's net loss for the year, these options would have had an antidilutive effect on earnings per share.

Options to purchase 50,000 shares of common stock at $19.75 per share were outstanding during the fourth quarter of fiscal year 1996 but were not included in the computation of diluted earnings per share for fiscal year 1996 because the options' exercise price was greater than the average market price of the common shares during each quarter of fiscal year 1996 in which the options were outstanding.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for

Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

3.   INVENTORIES

Inventories consist of the following:

                                                                                     JANUARY 1,      JANUARY 2,
                                                                                        1999            1998
                                                                                     ------------    ------------
                                                                                           (IN THOUSANDS)
Finished products in U.S. .................................................           $ 119,508       $ 110,323
Finished products in Mexico................................................               3,822           4,307
Finished products in Canada................................................               2,019           2,266
Goods-in-process...........................................................               4,053           3,960
Raw materials..............................................................               9,016           9,891
                                                                                     ------------    ------------
Total inventories..........................................................           $ 138,418       $ 130,747
                                                                                     ============    ============

If U.S. finished products inventories were shown at current costs
(approximating the FIFO method) rather than at LIFO values, inventories would have been $1,600,000 lower and $2,200,000 higher than reported at January 1, 1999 and January 2, 1998, respectively.

During fiscal year 1998, inventory quantities in six of the Company's LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the fiscal year 1998 costs, the effect of which decreased net income by approximately $772,000, or $0.01 per share (basic and diluted).

During fiscal year 1997, inventory quantities in three of the Company's LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the fiscal year 1997 costs, the effect of which decreased net income by approximately $691,000, or $0.01 per share (basic and diluted).

4.   INITIAL PUBLIC OFFERING

During the third quarter of fiscal year 1996, the Company completed an initial public offering (the "Offering") of its common stock and a concurrent private placement of its common stock. The Offering of 7,316,343 shares of common stock, including the underwriter over allotment, raised $102,428,802 of gross proceeds with net proceeds, after underwriting commission and expenses, amounting to $92,557,930. The private placement of 714,286 shares of common stock raised $10,000,000 of proceeds with total net proceeds from the Offering and private placement amounting to $102,557,930. In connection with the Offering and private placement, the Company effected a re-capitalization of its capital stock. Pursuant to a common stock conversion, all of the classes of the Company's previously outstanding common stock were converted into 45,404,472 shares of a single class of common stock. In addition, all outstanding options to purchase Dal-Tile's capital stock were converted into options to purchase 4,204,747 shares of common stock.

5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  JANUARY 1,         JANUARY 2,
                                                                                     1999               1998
                                                                                ---------------    ---------------
                                                                                             (IN THOUSANDS)
 Term A Loan, interest due quarterly at LIBOR plus 2% (approximately 7.3% at
     January 1, 1999), principal due in variable quarterly installments through
     December 31, 2002, collateralized by certain assets of the
     Company.....................................................................  $ 205,000          $ 217,500
 Term B Loan, interest due quarterly at LIBOR plus 2-1/2% (approximately
     7.8% at January 1, 1999), principal due in variable quarterly installments through December 31, 2003, collateralized by certain
     assets of the Company.......................................................    124,000            125,000

 Revolving line of credit, interest due quarterly at blended LIBOR rates plus 2%
     (approximately 7.5% at January 1, 1999), principal due
     December 31, 2002, collateralized by certain assets of the Company..........    152,050            190,000
 Other, principally borrowings to fund capital additions.........................     19,382             24,591
                                                                                   ---------          ---------
                                                                                     500,432            557,091
 Less current portion............................................................     46,509             19,261
                                                                                   ---------          ---------
                                                                                   $ 453,923          $ 537,830
                                                                                   =========          =========

Concurrent with the Offering, the Company entered into a new bank credit agreement (the "New Bank Credit Agreement") which, along with the proceeds from the Offering and private placement, were used to repay substantially all of the Company's debt. The New Bank Credit Agreement included a term loan of $275,000,000 ("Term A Loan") and a revolving line of credit of $250,000,000.

During the second quarter of fiscal year 1997, the Company completed a new $125,000,000 Term B loan facility which made certain modifications to the New Bank Credit Agreement (the "Amended Credit Facility"). The proceeds of the Term B loan were used to repay $50,000,000 of the Term A Loan and $72,000,000 of the existing revolving line of credit. The Amended Credit Facility did not modify the Term A Loan amortization schedule.

During the third quarter of fiscal year 1997, the Company amended certain financial covenants to provide increased flexibility under the Amended Credit Facility (as amended, the "Second Amended Credit Facility"). In connection with the Second Amended Credit Facility, the Company's borrowing rate was increased 50 basis points over the previously existing rates (which now range from 2 to 2-1/2% over LIBOR).

During the fourth quarter of fiscal year 1998, the Company amended certain financial covenants to provide increased flexibility under the Second Amended Credit Facility (as amended, the "Third Amended Credit Facility"). Under the Third Amended Credit Facility, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at January 1, 1999. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

As of January 1, 1999, the Company had availability of approximately $83,854,000 on the revolving line of credit. The availability is net of $14,096,333 in letters of credit for foreign inventory purchases and industrial revenue bond financing transactions.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying aggregate notional amount on which the Company had interest rate swap agreements outstanding was $300,000,000 at January 1, 1999. Under the terms of the swap agreements, the Company pays a fixed interest rate of approximately 5.7%. As of January 1, 1999, the swap agreements had an aggregate fair value of $(3,174,000), with $100,000,000 in effect until January 13, 2000 and $200,000,000 in effect through January 16, 2001. There were no interest rate swap agreements during fiscal year 1997.

Aggregate maturities of long-term debt for the five years subsequent to January 1, 1999 (in thousands) are:

       1999..........................................   $    46,509
       2000..........................................        56,796
       2001..........................................        55,761
       2002..........................................       220,267
       2003..........................................       120,800

Total interest cost incurred for the fiscal years 1998, 1997 and 1996 amounted to approximately $45,173,000, $41,817,000 and $47,706,000, respectively, of which approximately $122,000, $1,168,000 and $1,368,000, respectively, was capitalized to property, plant and equipment. Total interest paid was $45,712,000, $41,899,000 and $52,857,000 for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

6.     EXTRAORDINARY ITEM

In connection with the refinancing and early extinguishment of debt during the fiscal year ended January 3, 1997, the Company recorded an extraordinary charge of $44,800,000 ($29,072,000, net of tax) for prepayment premiums on certain debt repaid, the write-off of existing deferred financing fees and a termination fee paid in connection with the termination of the Company's management agreement with AEA Investors.

7.     CAPITAL STRUCTURE

Common stock consists of the following:

                                                                                     JANUARY 1,      JANUARY 2,
                                                                                        1999            1998
                                                                                     ------------    ------------
                                                                                           (IN THOUSANDS)
Common stock, $0.01 par value--authorized shares--200,000,000, issued and outstanding shares--53,552,246 at January 1, 1999 and 53,435,101 at
    January 2, 1998.................................................................  $     535       $     534
                                                                                     ============    ============

At January 1, 1999, the Company has authorized 11,100,000 shares of preferred stock, none of which were outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, including the election of directors. Holders of common stock do not have cumulative voting rights and, therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. In such event, the holders of the remaining shares will not be able to elect any directors.

Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, after payment of dividends required to be paid on outstanding preferred stock, if any, and subject to the terms of the agreements governing the Company's long-term debt. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding, if any. The common stock has no preemptive, conversion or redemption rights and is not subject to further calls or assessments by the Company.

8.       ASSET WRITE-DOWNS AND OTHER CHARGES

FISCAL YEAR 1998

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. Based on this decision, the Company reviewed the carrying value to determine the extent, if any, of impairment relating to the asset. An aggregate provision of $6,625,000 was recorded in cost of sales to reduce the carrying value of the facility to its estimated net realizable value. The provision was comprised of $1,700,000 recorded during the second quarter of fiscal year 1998 based on a preliminary estimate made by the Company and $4,925,000 recorded during the fourth quarter of fiscal year 1998 based upon an independent appraisal. The provision in the fourth quarter was substantially offset by the release of excess reserves which were previously provided by the Company. At January 1, 1999, the net book value of the facility was $2,000,000 and was classified in machinery and equipment on the face of the balance sheet.

FISCAL YEAR 1997

During fiscal year 1997, the Company recorded charges of $90,100,000 for obsolete and slow-moving inventories, uncollectible trade accounts receivable, other non-productive assets and costs for restructuring of manufacturing, store operations and corporate administrative functions. The charges were comprised of $36,500,000 in cost of sales, $3,500,000 in transportation expenses and $50,100,000 in selling, general and administrative expenses.

In response to deterioration in the aging of the Company's accounts receivable, the Company increased collection efforts and undertook detailed reviews of collectibility, and subsequently recorded an increase in the reserve for doubtful accounts of $21,300,000 for fiscal year 1997. The write-down of uncollectible trade accounts receivable related to increases in receivables balances arising principally as a result of earlier sales initiatives that included, among other things, extended credit terms and efforts to expand the Company's customer base, and operational and systems integration issues that resulted in limited access by sales center personnel to certain account information. In addition, in an effort to improve customer service, authority to extend credit was decentralized and assigned to management at the retail sales centers. Sales resulting from these initiatives were a result of products being shipped under defined terms to customers, with the full expectation of invoiced amounts being paid in full within the terms of the sale. By the end of the second quarter of fiscal year 1997, the sales initiatives, which began in the fourth quarter of fiscal year 1996, were discontinued and the Company moved to a more centralized credit approval process and implemented more stringent credit policies.

The Company also extensively reviewed its finished product inventories, including various patterns, shapes and sizes. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKUs offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay in systems integration, resulted in a need to record fiscal year 1997 inventory provisions of $36,500,000, consisting of $14,200,000 related to results of physical inventories, $15,700,000 believed to be slow-moving and/or obsolete or out of balance with other related products, $4,500,000 to write-down certain other inventory accounts and $2,100,000 to write-down raw materials.

The balance of the charges consisted of $6,700,000 in respect of terminated employees, $6,200,000 primarily related to liabilities incurred for lease terminations, executive search fees and other items, $8,500,000 in respect of accrued expenses, primarily related to freight and insurance, $5,300,000 in respect of fixed assets impairment and $5,600,000 in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.

As of January 1, 1999, reserves relating to the fiscal year 1997 charges for inventories, accounts receivable and other non-productive assets were depleted, and the Company substantially completed the work-down of all other charges incurred. Reserves of approximately $3,800,000 relating to fiscal year 1997 initiatives to restructure the organization remain outstanding and are expected to effect future cash flows through the end of fiscal year 1999.

FISCAL YEAR 1996

On December 29, 1995, the Company acquired American Olean Tile Company, Inc. and certain related assets of the ceramic tile business (the "AO Acquisition") of Armstrong World Industries, Inc. ("AWI"). In the first quarter of fiscal year 1996, the Company recorded an integration charge of $9,000,000 in connection with the AO Acquisition and the Company's merger integration plan. The charge was for closings of duplicative sales centers, duplicative distribution centers, elimination of overlapping positions and the closing of a manufacturing facility. The Company completed these actions during fiscal year 1997. The primary components of the charge were $7,400,000 for lease commitments, $1,300,000 for severance and employee contracts and $300,000 for shut down costs of the closed facilities.

 As of January 1, 1999, the Company retained approximately $6,600,000 of reserves primarily related to the continued expiration of lease commitments associated with sales centers that had been closed. Future cash outlays are anticipated to continue through the end of fiscal year 2004.

9.     INCOME TAXES

Income (loss) before income taxes and extraordinary items relating to operations is as follows:

                                                                      FISCAL YEAR ENDED
                                                    -------------------------------------------------------
                                                     JANUARY 1,           JANUARY 2,          JANUARY 3,
                                                        1999                 1998                1997
                                                    --------------       -------------       --------------
                                                                        (IN THOUSANDS)
United States...........................              $  12,905           $ (116,249)          $  45,812
Mexico..................................                 14,827                7,879               7,603
Other...................................                   (100)                (427)                (75)
                                                    --------------       -------------       --------------
                                                      $  27,632           $ (108,797)          $  53,340
                                                    ==============       =============       ==============

The components of the provision for income taxes include the following:

                                                                        FISCAL YEAR ENDED
                                                     ------------------------------------------------------
                                                    JANUARY 1,           JANUARY 2,           JANUARY 3,
                                                       1999                 1998                 1997
                                                  ----------------     ---------------      ---------------
                                                                       (IN THOUSANDS)
U.S. state - current......................           $     262             $       -           $  3,060
U.S. - deferred...........................               1,286                     -             (1,590)
                                                  ----------------     ---------------      ---------------
                                                         1,548                     -              1,470

Mexico - current..........................               1,876                 2,082              1,716
Mexico - deferred.........................                 180                  (643)                 -
                                                  ----------------     ---------------      ---------------
                                                         2,056                 1,439              1,716
                                                  ----------------     ---------------      ---------------
Total with extraordinary item.............               3,604                 1,439              3,186
Tax effect of extraordinary item..........                   -                     -             15,728
                                                  ----------------     ---------------      ---------------
       Total before extraordinary item....           $   3,604             $   1,439           $ 18,914
                                                  ================     ===============      ===============

Principal reconciling items from income tax provision (benefit) computed at the U.S. statutory rate of 35% and the provision for income taxes for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997 are as follows:

                                                                      FISCAL YEAR ENDED
                                                    -------------------------------------------------------
                                                      JANUARY 1,           JANUARY 2,           JANUARY 3,
                                                         1999                 1998                 1997
                                                    --------------     ---------------        -------------
                                                                       (IN THOUSANDS)
Provision (benefit) at U.S. statutory rate          $    9,671           $   (37,958)         $   2,989
Amortization of goodwill..................               1,667                 1,668              1,668
State income tax..........................               1,006                (5,489)             3,751
Foreign loss not benefited................                  35                   149                 26
Difference between U.S. and Mexico
       statutory rate.....................                 884                   709                684
Mexico inflationary indexing
      and other...........................              (2,267)               (2,028)            (1,629)
Valuation allowance.......................              (7,679)               44,107            (10,134)
Non-permanently reinvested foreign
       earnings...........................                   -                     -              5,571
Other.....................................                 287                   281                260
                                                    --------------     ---------------        -------------
       Total with extraordinary item......          $    3,604           $     1,439          $   3,186
                                                    ==============     ===============        =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows:

                                                                JANUARY 1,            JANUARY 2,
                                                                   1999                  1998
                                                              ---------------      ---------------
                                                                        (IN THOUSANDS)
Deferred tax liabilities:
Book basis of property, plant and equipment over tax ..        $    17,777            $   18,707
Book basis of other assets over tax....................             10,866                10,640
Other, net.............................................              8,323                 6,983
                                                              ----------------     ---------------
     Total deferred tax liabilities....................             36,966                36,330
                                                              ----------------     ---------------
Deferred tax assets:
Tax basis of inventories over book.....................              9,326                 5,519
Tax basis of other assets over book....................              1,287                 1,325
Net operating loss carryforwards.......................             45,741                52,518
Expenses not yet deductible for tax....................             13,535                18,324
                                                              ----------------     ---------------
     Total deferred tax assets.........................             69,889                77,686
Valuation allowance for deferred tax assets............            (36,428)              (44,107)
                                                              ----------------     ---------------
Net deferred tax assets................................             33,461                33,579
                                                              ----------------     ---------------
Net deferred tax liabilities...........................       $      3,505           $     2,751
                                                              ================     ===============

Total income tax payments, net of refunds received, during the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, were $1,836,000, $3,206,000 and $1,989,000, respectively. The Company has U.S. federal net operating loss carryforwards of approximately $118,000,000, which expire in the years 2008 - 2018. The net operating loss carryforwards will be available to offset regular U.S. taxable income during the carryforward period.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate U.S. taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance retained in fiscal year 1998.

U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of deductions that would be available to offset future taxable income each year, starting with the year of the ownership change.

A company operating in Mexico is generally required by law to contribute 10% of pre-tax profits (subject to certain adjustments) directly to employees. These mandatory charges were not deductible for Mexican income tax purposes during the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997 and, for financial statement presentation purposes, have been classified as components of income tax expense. Total tax provision amounts accrued by Dal-Tile Mexico for this obligation amounted to approximately $810,000, $327,000 and $390,000 for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

10.    RELATED PARTY TRANSACTIONS

AEA Investors Inc., a majority stockholder, previously provided management, consulting and financial services to the Company for fees and expenses. The Company incurred fees and expenses for such services of $485,000 for the fiscal year ended January 3, 1997. Such services included, but were not necessarily limited to, advice and assistance concerning the strategy, planning and financing of the Company, as needed from time to time. The management arrangement was terminated during fiscal year 1996, and AEA Investors was paid a termination fee of $4,000,000 in connection therewith. Certain directors and officers of the Company also serve as officers of AEA Investors.

During fiscal year 1996, the Company entered into an agreement with AWI to provide mainframe data processing services. The agreement expires on May 31, 1999. Payments made under this agreement were $6,749,000, $6,147,000 and $2,549,000 for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

11.    STOCK PLANS

The Company has a stock option plan (the "Plan") that provides for the granting of options for up to 10,586,425 shares of its common stock to key employees of the Company. Options granted under the Plan prior to January 1, 1996 vest 20% at the date of the grant and 20% on each successive anniversary of the date of the grant until fully vested. Options granted on or after January 1, 1996 vest 25% at the date of the grant and 25% on each successive anniversary of the date of the grant until fully vested. In each case, the options expire on the tenth anniversary of the date of the grant; however, these terms may be modified on an individual grant basis at the discretion of the Company's Board of Directors.

Stock option activity under the Plan is summarized as follows (option data shown below is after giving effect to the Company's options conversion):

                                                                                                WEIGHTED
                                                       NUMBER OF            RANGE OF             AVERAGE
                                                         SHARES         EXERCISE PRICES      EXERCISE PRICE
                                                     ---------------    -----------------    ----------------
Outstanding at December 31, 1995............             2,595,347        $         9.01               9.01
       Granted..............................             1,695,535          9.91 - 19.75              10.20
       Canceled.............................              (185,048)                 9.01               9.01
                                                     ---------------    -----------------    ----------------

Outstanding at January 3, 1997..............             4,105,834          9.01 - 19.75               9.50
       Granted..............................             3,215,174         12.63 - 17.00              13.41
       Canceled.............................              (723,637)         9.01 - 19.75              10.44
                                                     ---------------    -----------------    ----------------

Outstanding at January 2, 1998..............             6,597,371          9.01 - 13.75              11.30
       Granted..............................             3,770,000          8.69 - 11.31               8.92
       Canceled.............................              (110,024)         9.01 - 13.69              11.26
                                                    -----------------    ----------------    ----------------

Outstanding at January 1, 1999..............     (1)    10,257,347        $ 8.69 - 11.94           $   9.73
                                                     ===============    =================    ================

(1) In February 1998, 2,675,000 stock options with a price range of $13.69 to $13.75 were repriced to the current fair value price of $11.94. In December 1998, 3,617,279 stock options with a price range of $9.44 to $13.69 were repriced to the current fair value price of $9.01.

The Company has reserved 10,586,425 shares of common stock for options, 329,078 of which are ungranted at January 1, 1999 and are for future issuance under the Plan.

At January 1, 1999, January 2, 1998 and January 3, 1997, there were 5,051,347 options exercisable at a weighted average exercise price of $9.84, 4,200,159 options exercisable at a weighted average exercise price of $10.07 and 2,986,372 options exercisable at a weighted average exercise price of $9.30, respectively.

The following table summarizes information with regard to stock options outstanding at January 1, 1999:

                                                                                      WEIGHTED AVERAGE
EXERCISE                                                                OPTIONS          REMAINING
PRICE                                                                 OUTSTANDING     CONTRACTUAL LIFE
--------                                                              -----------     ----------------
$   8.69............................................................. 1,064,000       9.94 years
    9.01............................................................. 6,058,481       6.13 years
    9.91.............................................................   709,866       0.57 years
   11.94............................................................. 2,425,000       8.78 years

In accordance with the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan, and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                             FISCAL YEAR ENDED
                                                              -------------------------------------------------
                                                               JANUARY 1,        JANUARY 2,        JANUARY 3,
                                                                  1999              1998              1997
                                                              --------------    --------------    -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)-- as reported.................................  $ 24,028         $ (110,236)        $ 5,354
Net income (loss)-- pro forma...................................    14,929           (112,150)          3,827
Earnings (loss) per share (basic and diluted) --
as reported.....................................................      0.45              (2.06)           0.11
Earnings (loss) per share (basic and diluted)-- pro forma.......      0.28              (2.10)           0.08

The pro forma effects on net income (loss) for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997 are not representative of the pro forma effect on net income (loss) in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted average fair value at date of grant for options granted during the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997 was $4.03, $5.62 and $2.93 per option, respectively. The fair value of the options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

                                                                             FISCAL YEAR ENDED
                                                              -------------------------------------------------
                                                               JANUARY 1,        JANUARY 2,        JANUARY 3,
                                                                  1999              1998              1997
                                                              --------------    --------------    -------------
Expected life (years).....................................          3                 3                3
Interest rate.............................................       5.25%             5.96%            5.08%
Volatility................................................       61.9%             53.5%            33.6%
Dividend yield............................................       0.00%             0.00%            0.00%

The Company has issued stock units under a stock appreciation rights agreement to certain executives which permit the holders to receive value in excess of the base price of the unit at the date of grant. Payment of the excess will be in cash, stock or a combination of cash and stock at the discretion of the Board of Directors. The total value to be received is subject to a ceiling. During the fourth quarter of fiscal year 1997, the Company granted 2,710,000 stock units at a base price of $9.01 per unit. These stock units vest at various dates through fiscal year 2000 provided certain conditions are met. The Company recorded stock unit compensation expense of approximately $1,770,000 and $5,900,000 for the fiscal years ended January 1, 1999 and January 2, 1998, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its sales centers and various distribution, manufacturing and transportation equipment under terms of noncancelable operating leases. Certain leases contain escalation charges. The minimum aggregate annual lease payments subsequent to January 1, 1999 are as follows (in thousands):

        1999....................................................    $   28,965
        2000....................................................        18,294
        2001....................................................        14,366
        2002....................................................        11,433
        2003....................................................         7,691
        Thereafter..............................................        16,483
                                                                    -----------
                                                                    $   97,232
                                                                    -----------
                                                                    -----------

Rental expense amounted to approximately $33,269,000, $31,075,000 and $24,166,000 for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, respectively.

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

The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed or arranged for the disposal of substances, which are now characterized as hazardous and currently is engaged in the cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves, which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

The Company is also a defendant in various lawsuits arising from normal business activities. In the opinion of management, the ultimate liability likely to result from the contingencies described above is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

13.    GEOGRAPHIC AREA OPERATIONS

The Company currently conducts its business in one industry segment, engaging in the manufacturing and distribution of glazed and unglazed ceramic tile products and accessories. The Company operates manufacturing facilities in the United States and Mexico and distributes products through wholly owned sales centers in the United States, Canada and Puerto Rico and nonaffiliated distributors in the United States and Mexico. Intercompany sales between geographic areas are accounted for at amounts that are generally above cost and in compliance with rules and regulations of governing tax authorities. Such intercompany sales are eliminated in the consolidated financial statements.

Financial information by geographical area is summarized below:

                                                                          FISCAL YEAR ENDED
                                                          ------------------------------------------------------
                                                            JANUARY 1,         JANUARY 2,         JANUARY 3,
                                                               1999               1998               1997
                                                          ---------------    ---------------    ----------------
                                                                             (IN THOUSANDS)
Consolidated revenue:
Unaffiliated customers:
     United States ..................................        $ 716,075         $ 648,529         $ 695,532
     Mexico .........................................           25,242            18,533            17,927
     Other ..........................................           10,468             9,575             6,777
                                                          ---------------    ---------------    --------------
         Total consolidated revenue from unaffiliated
           customers ................................        $ 751,785         $ 676,637         $ 720,236
                                                          ===============    ===============    ==============
Intercompany revenue:
     United States ..................................        $   5,462         $   4,348         $   4,057
     Mexico .........................................           74,533            71,802            61,526
     Eliminations/other .............................          (79,995)          (76,150)          (65,583)
                                                          ---------------    ---------------    --------------
         Total consolidated revenue .................        $ 751,785         $ 676,637         $ 720,236
                                                          ===============    ===============    ==============
Consolidated operating income (loss):
     United States ..................................        $  60,558         $ (76,686)        $  90,175
     Mexico .........................................           10,608             7,508             7,339
     Eliminations/other .............................              125              (458)              350
                                                          ---------------    ---------------    --------------
         Total consolidated operating income (loss)          $  71,291         $ (69,636)        $  97,864
                                                          ===============    ===============    ==============
Consolidated identifiable assets:
     United States ..................................        $ 580,719         $ 613,882         $ 623,444
     Mexico .........................................           56,435            53,637            54,889
     Eliminations/other .............................            3,654             4,550            10,164
                                                          ---------------    ---------------    --------------
         Total consolidated identifiable assets .....        $ 640,808         $ 672,069         $ 688,497
                                                          ===============    ===============    ==============

14.  CHANGE IN FISCAL YEAR

During 1996, the Company changed its fiscal year end from December 31 to a 52 or 53 week year ending on the Friday nearest December 31. Accordingly, the 1996 fiscal year ended on January 3, 1997 (and included 53 weeks) whereas the previous fiscal year ended on December 31 (and included 52 weeks).

The change was made to help facilitate the financial closing process. The effect of the change was to increase net sales for fiscal year 1996 by approximately $6,000,000. The impact of the change on net income for fiscal year 1996 was not material.

15.     CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

Provided below are the condensed unconsolidated financial statements of Dal-Tile International Inc.:

                                                                   JANUARY 1,      JANUARY 2,
                                                                      1999            1998
                                                                   ----------      ----------
                                                                          (IN THOUSANDS)
Condensed balance sheets:
Cash .......................................................        $    59        $    59
Other assets ...............................................          9,500          9,151
Investment in Dal-Tile Group Inc., net of accumulated losses          7,667              -
                                                                   ----------      ----------
Total assets ...............................................        $17,226        $ 9,210
                                                                   ==========      ==========
Senior secured zero coupon notes ...........................        $     -        $   157
Other liabilities ..........................................          1,767          1,232
Accumulated losses, net of investment in Dal-Tile Group Inc.              -          3,901
Stockholders' equity .......................................         15,459          3,920
                                                                   ----------      ----------
Total liabilities and stockholders' equity .................        $17,226        $ 9,210
                                                                   ==========      ==========

                                                                                 FISCAL YEAR ENDED
                                                                -----------------------------------------------------
                                                                 JANUARY 1,         JANUARY 2,          JANUARY 3,
                                                                    1999               1998                1997
                                                                --------------     --------------     ---------------
                                                                                  (IN THOUSANDS)
Condensed statements of operations:
     Equity in net income (loss) of Dal-Tile
      Group Inc. ......................................           $  24,140           $ (110,739)      $   11,841
     Other expense (income)............................                  99                 (520)            (511)
     Interest income...................................                   -                    -              921
     Interest expense..................................                  13                   17            7,919
                                                                --------------     --------------     ---------------
     Net income (loss).................................           $  24,028           $ (110,236)     $     5,354
                                                                ==============     ==============     ===============
Condensed statements of cash flows:
     Cash flow used in operating activities............           $     (80)          $     (129)     $    (6,303)
     Financing activities:
     Proceeds from sale of stock and equity infusion...               1,113                    -          102,558
     Investment in Dal-Tile Group Inc..................                   -                   91          (18,134)
     Fees associated with debt refinancing and stock
             registration..............................                (876)                   -           (9,457)
     Repayment of long-term debt.......................                (157)                   -          (98,938)
                                                                --------------     --------------     ---------------
     Net increase (decrease) in cash...................                   -                  (38)         (30,274)
     Cash at beginning of period.......................                  59                   97           30,371
                                                                --------------     --------------     ---------------
        Cash at end of period..........................           $      59           $       59      $        97
                                                                ==============     ==============     ===============

16.    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the fiscal years ended January 1, 1999 and January 2, 1998:

                                                         FIRST        SECOND        THIRD         FOURTH
                                                        QUARTER       QUARTER      QUARTER       QUARTER
                                                      -----------   -----------  -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal year ended January 1, 1999:
  Net sales ....................................        $ 185,831     $ 190,907    $ 194,068     $ 180,979
  Gross profit .................................           87,328        88,527       92,676        87,142
  Operating income .............................           13,961        17,845       20,882        18,603
  Net income ...................................              828         5,447        9,936         7,817
  Per share:
      Net income - basic........................             0.02          0.10         0.19          0.15
                 - assuming dilution ...........             0.02          0.10         0.18          0.15
Fiscal year ended January 2, 1998:
  Net sales ....................................        $ 167,409     $ 173,742    $ 177,731     $ 157,755
  Gross profit .................................           83,188        73,609       46,270        68,842
  Operating income (loss) ......................           17,303       (11,891)     (64,675)      (10,373)
  Net income (loss) ............................            6,527       (13,803)     (80,939)      (22,021)
  Per share:
      Net income (loss) - basic.................             0.12         (0.25)       (1.51)        (0.41)
                        - assuming dilution.....             0.12         (0.25)       (1.51)        (0.41)

Second quarter 1998 gross profit results have been restated to reflect the reclassification of a $1,700,000 provision to reduce the carrying value of the Mt. Gilead, NC manufacturing facility. This provision was originally recorded in selling, general and administrative expenses. Operating income was not impacted by this reclassification. During the fourth quarter of fiscal year 1998, an additional provision of $4,925,000 was recorded to further reduce the carrying value. This decrease in gross profit was substantially offset by the release of excess reserves which were previously provided by the Company (see Note 8).

The sum of quarterly per share amounts does not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average of common and common equivalent shares outstanding.

                                                                    SCHEDULE II

                          DAL-TILE INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS

    FISCAL YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997

Allowance for Losses from Uncollectible Accounts:

                                                ADDITIONS CHARGED
                              BALANCE AT           TO COSTS AND                (a)            BALANCE AT END OF
                         BEGINNING OF PERIOD         EXPENSES               DEDUCTIONS              PERIOD
                         --------------------- ----------------------- ------------------- ----------------------
                                                                 (IN THOUSANDS)
1998................            $ 13,160          $   7,024                 $ 10,603             $   9,581
1997................              12,750             27,805                   27,395                13,160
1996................               9,389              5,781                    2,420                12,750

(a)  Uncollectible accounts written off, net of recoveries.