Form 10-Q
period 1999-04-02
DAL TILE INTERNATIONAL INC
filed 1999-05-10
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 33-64140

                           DAL-TILE INTERNATIONAL INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               13-3548809
       ------------------------------                 --------------------
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

As of May 6, 1999, the registrant had outstanding 54,023,805 shares of voting common stock, par value $0.01 per share.

                           DAL-TILE INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

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

                               DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                       APRIL 2,         APRIL 3,
                                                         1999             1998
                                                     -----------      -----------
Net sales                                            $   200,692      $   185,831
Cost of goods sold                                       104,010           98,503
                                                     -----------      -----------
Gross profit                                              96,682           87,328
Operating expenses:
  Transportation                                          14,128           14,533
  Selling, general and administrative                     58,768           57,433
  Amortization of intangibles                              1,401            1,401
                                                     -----------      -----------
Total operating expenses                                  74,297           73,367
                                                     -----------      -----------
Operating income                                          22,385           13,961
Interest expense                                          10,185           11,604
Interest income                                               26               26
Other income (expense)                                       212             (391)
                                                     -----------      -----------
Income before income taxes                                12,438            1,992
Income tax provision                                       1,300            1,164
                                                     -----------      -----------
Net Income                                           $    11,138      $       828
                                                     -----------      -----------
                                                     -----------      -----------
BASIC EARNINGS PER SHARE
Net income per common share                          $      0.21      $      0.02
                                                     -----------      -----------
                                                     -----------      -----------
Average shares                                            53,568           53,435
                                                     -----------      -----------
                                                     -----------      -----------
DILUTED EARNINGS PER SHARE
Net income per common share                          $      0.21      $      0.02
                                                     -----------      -----------
                                                     -----------      -----------
Average shares                                            54,066           54,149
                                                     -----------      -----------
                                                     -----------      -----------

                 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                           (UNAUDITED)
                                                             APRIL 2,      JANUARY 1,
                                                               1999          1999
                                                           -----------    -----------
ASSETS
Current Assets:
   Cash                                                    $     1,348    $     1,546
   Trade accounts receivable                                   105,109         93,331
   Inventories                                                 134,795        138,418
   Prepaid expenses                                              3,583          4,213
   Other current assets                                         15,656         17,319
                                                           -----------    -----------
Total current assets                                           260,491        254,827

Property, plant, and equipment, at cost                        291,081        288,060
Less accumulated depreciation                                   90,487         86,058
                                                           -----------    -----------
                                                               200,594        202,002
Goodwill, net of amortization                                  146,605        147,796
Finance costs, net of amortization                               6,322          6,687
Tradename and other assets, net of amortization                 28,803         29,496
                                                           -----------    -----------
Total assets                                               $   642,815    $   640,808
                                                           -----------    -----------
                                                           -----------    -----------

                 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               DAL-TILE INTERNATIONAL INC.
                    CONSOLDIATED CONDENSED BALANCE SHEETS (CONTINUED)
                                    (IN THOUSANDS)

                                                           (UNAUDITED)
                                                             APRIL 2,       JANUARY 1,
                                                               1999             1999
                                                           -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                  $    32,426     $    28,684
   Accrued expenses                                             64,396          59,420
   Accrued interest payable                                        793             490
   Current portion of long-term debt                            49,009          46,509
   Income taxes payable                                          1,658             169
   Deferred income taxes                                         2,140           1,930
   Other current liabilities                                       222              10
                                                           -----------     -----------
Total current liabilities                                      150,644         137,212

Long-term debt                                                 441,473         453,923

Other long-term liabilities                                     21,924          32,639

Deferred income taxes                                            1,847           1,575

Stockholders' Equity:
   Common stock, $.01 par value:
     Authorized shares - 200,000,000; issued and
     outstanding shares - 53,577,996                               536             535
   Additional paid-in capital                                  436,441         436,182
   Accumulated deficit                                        (335,720)       (346,858)
   Accumulated other comprehensive loss                        (74,330)        (74,400)
                                                           -----------     -----------
Total stockholders' equity                                      26,927          15,459
                                                           -----------     -----------
Total liabilities and stockholders' equity                 $   642,815     $   640,808
                                                           -----------     -----------
                                                           -----------     -----------

                 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                      APRIL 2, 1999
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                COMMON    PAID-IN    ACCUMULATED     COMPREHENSIVE
                                                STOCK     CAPITAL      DEFICIT           LOSS            TOTAL
                                                ------    -------    -----------     -------------     --------
Balance at January 1, 1999                      $ 535     $436,182    $ (346,858)      $ (74,400)      $ 15,459
Proceeds from exercise of stock options             1          259             -               -            260
Comprehensive Income
    Net income                                      -            -        11,138               -         11,138
    Foreign currency translation adjustments        -            -             -              70             70
                                                -----     --------    ----------       ---------       --------
Total Comprehensive Income                                                                               11,208
                                                -----     --------    ----------       ---------       --------
Balance at April 2, 1999                        $ 536     $436,441    $ (335,720)      $ (74,330)      $ 26,927
                                                -----     --------    ----------       ---------       --------
                                                -----     --------    ----------       ---------       --------


                 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                 ------------------------
                                                                  APRIL 2,      APRIL 3,
                                                                    1999          1998
                                                                 ----------    ----------
OPERATING ACTIVITIES
Net income                                                       $   11,138    $      828
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                      6,968         7,165
   Other, net                                                           358           149
   Changes in operating assets and liabilities:
      Trade accounts receivable                                     (11,691)      (13,936)
      Inventories                                                     4,006         6,218
      Other assets                                                    2,941         1,557
      Trade accounts payable and accrued expenses                     8,285         5,866
      Accrued interest payable                                          303          (847)
      Other liabilities                                              (9,104)          511
                                                                 ----------    ----------
Net cash provided by operating activities                            13,204         7,511
INVESTING ACTIVITIES
Proceeds from sale of (expenditures for) property, plant
     and equipment, net                                              (3,785)        3,272
FINANCING ACTIVITIES
Repayments of long-term debt                                        (67,600)      (44,650)
Borrowings under long-term debt                                      57,650        27,004
Fees and expenses associated with debt refinancing                        -          (241)
Proceeds from exercise of stock options                                 260             -
                                                                 ----------    ----------
Net cash used in financing activities                                (9,690)      (17,887)
Effect of exchange rate changes on cash                                  73            15
                                                                 ----------    ----------
Net decrease in cash                                                   (198)       (7,089)
Cash at beginning of period                                           1,546         7,488
                                                                 ----------    ----------
Cash at end of period                                            $    1,348    $      399
                                                                 ----------    ----------
                                                                 ----------    ----------

                 The accompanying notes are an integral part of the consolidated condensed financial statements.

                               DAL-TILE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The consolidated condensed financial statements for the three months ended April 2, 1999 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the first quarter of 1999 ended on April 2, 1999.

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, results of operations and cash flow. The results of operations for the three months ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 1, 1999 annual report on Form 10-K of the Company.

       Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.     EARNINGS PER SHARE

       Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.     COMPREHENSIVE INCOME

       Total comprehensive income includes net income and foreign currency translation adjustments. For the first quarter of 1999 and 1998, total comprehensive income (loss) was $11,208 and ($1,974), respectively.

4.     INVENTORIES

       Inventories are as follows:

                                       April 2,      January 1,
                                         1999          1999
                                      ---------      ---------
       Raw materials                  $   8,007      $   9,016
       Work-in-process                    4,334          4,053
       Finished goods                   122,454        125,349
                                      ---------      ---------
                                      $ 134,795      $ 138,418
                                      ---------      ---------
                                      ---------      ---------


5.     LONG-TERM DEBT

Long-term debt consists of the following:

                                       April 2,      January 1,
                                         1999          1999
                                      ---------      ---------
       Term A Loan                    $ 195,000      $ 205,000
       Term B Loan                      123,750        124,000
       Revolving Credit Loan            152,750        152,050
       Other                             18,982         19,382
                                      ---------      ---------
                                        490,482        500,432
       Less current portion              49,009         46,509
                                      ---------      ---------
                                      $ 441,473      $ 453,923
                                      ---------      ---------
                                      ---------      ---------

6.     INCOME TAXES

       The income tax provision reflects effective tax rates of 10% and 58% for the three months ended April 2, 1999 and April 3, 1998, respectively. These rates reflect expected Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rate for the first quarter of 1999 versus 1998 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded in the first quarter of 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 1999, the Company continued the positive momentum generated during fiscal year 1998 as it reported record quarterly revenues and improved profitability. Operating margin continued to improve through increased capacity utilitization and reductions in transportation and operating costs. Net income increased for the fourth consecutive quarter versus prior years comparable quarters. For the remainder of 1999, the Company plans an extensive roll-out of new products servicing both the commercial and residential markets. New product lines will be distributed through the Company-operated sales centers and to the independent distributor and home center channels. In addition, the Company will continue efforts to reduce costs and streamline operations through additional manufacturing efficiencies, improved material prices and overall cost reductions within the Company's value-added cycles.

The following is a discussion of the results of operations for the three months ended April 2, 1999 compared with the three months ended April 3, 1998 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the first quarter of 1999 ended on April 2, 1999.

NET SALES

Net sales for the first quarter of 1999 increased $14.9 million, or 8.0%, to $200.7 million from $185.8 million in 1998. The increase was due primarily to increased sales volume through the Company-operated sales centers, which increased 13.1% compared to the prior year quarter. Net sales increased 7.7% through the home center services channel and decreased 11.1% within the independent distributor channel. First quarter 1998 net sales to independent distributors included a one time sale of inventories of approximately $3.5 million related to the sale of three remaining American Olean stores. Excluding this sale of inventories, first quarter 1999 net sales to independent distributors were comparable to 1998.

GROSS PROFIT

Gross profit for the first quarter of 1999 increased $9.4 million, or 10.8%, to $96.7 million from $87.3 million in 1998 principally as a result of increased sales volume. Gross margin increased in the first quarter of 1999 to 48.2% from 47.0% in the first quarter of 1998. The increase was due to higher sales and lower manufacturing costs.

OPERATING EXPENSES

Operating expenses in the first quarter of 1999 increased $0.9 million, or 1.2%, to $74.3 million from $73.4 million in the first quarter of 1998. This increase was due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses as a percent of sales in the first quarter of 1999 improved to 37.0% from 39.5% in 1998. The decrease was due primarily to higher sales and reductions in general and administrative costs. In addition, transportation costs decreased from 7.8% of sales to 7.0% due to improvements in inventory positioning and lower freight rates from carrier consolidation.

OPERATING INCOME

Operating income in the first quarter of 1999 increased $8.4 million, or 60.0%, to $22.4 million from $14.0 million in the first quarter of 1998. Operating margin improved to 11.2% in the first quarter of 1999 from 7.5% in 1998 due primarily to higher sales and decreased manufacturing and general and administrative expenses.

INTEREST EXPENSE (NET)

Interest expense (net) in the first quarter of 1999 decreased $1.4 million, or 12.1%, to $10.2 million from $11.6 million in the first quarter of 1998. This decrease was due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

 INCOME TAXES

The income tax provision reflects effective tax rates of approximately 10% and 58% for the first quarter of 1999 and 1998, respectively. These rates reflect expected Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rate for the first quarter of 1999 versus 1998 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for the first quarter of 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

NET INCOME

Net income in the first quarter of 1999 increased to $11.1 million from $0.8 million in the first quarter of 1998. Net income increased due to higher gross profit and operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Third Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the three months ended April 2, 1999, cash provided by operating activities was $13.2 million compared to $7.5 million for the same period in 1998. The improvement in operating cash flow was due to increased profitability compared to the first quarter of 1998.

Net expenditures for property, plant and equipment were $3.8 million for the first quarter of 1999 compared to cash provided of $3.3 million in the first quarter of 1998. Net cash provided in 1998 included $8.1 million of net cash proceeds from the sale of the Lansdale, PA manufacturing facility. Expenditures for the first quarter of 1999 included costs for multiple projects to improve manufacturing, distribution and information systems. Capital expenditures during the remainder of 1999 will be comprised of routine capital improvements and continued costs to upgrade production capacity, distribution facilities and information systems.

Cash used in financing activities was $9.7 million for the first quarter of 1999, which reflects term debt amortization on the Company's Third Amended Credit Facility of $10.3 million. Total availability under the Third Amended Credit Facility as of April 2, 1999 was $82.8 million.

Although the Company believes cash flow from operating activities, together with borrowings available under the Third Amended Credit Facility, will be sufficient to fund working capital needs, capital expenditures and debt service requirements, the Company is constantly pursuing opportunities to improve its capital structure and may seek alternative financing arrangements.

The peso fluctuation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company's liquidity. Any future devaluation of the peso against the U.S. dollar may adversely affect the Company's results of operations or financial condition.

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

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at no more than 15%, to be reduced ratably to 8 1/2% by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder, and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico. The United States currently imposes import duties on ceramic tile from Mexico of approximately 12%, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the three months ended April 2, 1999 and April 3, 1998. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

IMPACT OF YEAR 2000

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

The Company is continuing its efforts to modify and replace certain portions of its software and equipment so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 cost is estimated at approximately $5.4 million and will be expensed as incurred. To date, the Company has completed the updating of "mission critical" software for Year 2000 date processing and has implemented these changes into the day-to-day business systems. In addition, customers, suppliers and carriers have been required to certify their readiness for Year 2000. Through the end of the first quarter of 1999, expenses totaling $4.0 million were incurred for Year 2000 activities.

The testing of all "mission critical" software and equipment, including the testing of interrelationships of all components is estimated to be completed no later than the second quarter of 1999, which is prior to any anticipated impact on the Company's operating systems. Less critical activities, including the upgrade of stand-alone equipment and monitoring of supplier and carrier progress, will continue for the balance of 1999. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on operations.

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

In addition, material disruptions to the operations of the Company's major customers and suppliers as a result of Year 2000 issues could also have a material adverse impact on the Company's operations and financial condition. At present, the Company is preparing a detailed Year 2000 contingency plan. The contingency plan will include a more definitive risk assessment related to major customers and suppliers and how the Company plans to mitigate such risk. The plan is expected to be in place by the end of the third quarter of 1999.

NEW ACCOUNTING PRONOUNCEMENTS

Effective for fiscal year 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs and capitalized interest. Prior to adoption of SOP 98-

1, the Company expensed these costs as incurred. The effect of this change in accounting principle on earnings in 1999 is not expected to be material.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 - Dal-Tile International Inc. 1999 Employee Stock Purchase Plan

                  27.1 -   Financial Data Schedule


         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended April 2, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAL-TILE  INTERNATIONAL INC.
                                      ----------------------------
                                      (Registrant)

Date:
May 10, 1999                          /s/ W. Christopher Wellborn
------------                         -----------------------------------------
                                     Executive Vice President, Chief Financial
                                     Officer and Assistant Secretary