Form 10-Q
period 1999-07-02
DAL TILE INTERNATIONAL INC
filed 1999-08-13
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 33-64140

                           DAL-TILE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3548809
--------                                                  -------------------
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

As of August 11, 1999, the registrant had outstanding 54,322,168 shares of voting common stock, par value $0.01 per share.

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

                          DAL-TITLE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                -----------------------       -----------------------
                                                 JULY 2,        JULY 3,        JULY 2,        JULY 3,
                                                  1999           1998           1999           1998
                                                --------       --------       --------       --------
Net sales                                       $219,303       $190,907       $419,995       $376,738
Cost of goods sold                               113,652        102,380        217,662        200,883
                                                --------       --------       --------       --------
Gross profit                                     105,651         88,527        202,333        175,855
Expenses:
      Transportation                              14,800         14,211         28,928         28,744
      Selling, general and administrative         59,503         55,070        118,271        112,503
      Amortization of intangibles                  1,401          1,401          2,802          2,802
                                                --------       --------       --------       --------
Total expenses                                    75,704         70,682        150,001        144,049
                                                --------       --------       --------       --------
Operating income                                  29,947         17,845         52,332         31,806
Interest expense                                   9,696         11,649         19,881         23,253
Interest income                                       45             30             71             56
Other income                                         495            396            707              5
                                                --------       --------       --------       --------
Income before income taxes                        20,791          6,622         33,229          8,614
Income tax provision                               1,300          1,175          2,600          2,339
                                                --------       --------       --------       --------
Net income                                      $ 19,491       $  5,447       $ 30,629       $  6,275
                                                ========       ========       ========       ========

BASIC EARNINGS PER SHARE
Net income per common share                     $   0.36       $   0.10       $   0.57       $   0.12
                                                ========       ========       ========       ========
Average shares                                    54,011         53,435         53,789         53,435
                                                ========       ========       ========       ========

DILUTED EARNINGS PER SHARE
Net income per common share                     $   0.36       $   0.10       $   0.56       $   0.12
                                                ========       ========       ========       ========
Average shares                                    54,675         54,500         54,371         54,325
                                                ========       ========       ========       ========


      The accompanying notes are an integral part of the consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  JULY 2,           JANUARY 1,
                                                   1999                1999
                                                 --------          -----------

ASSETS
Current Assets:
     Cash                                        $    993          $     1,546
     Trade accounts receivable                    106,940               93,331
     Inventories                                  135,179              138,418
     Prepaid expenses                               3,793                4,213
     Other current assets                          15,689               17,319
                                                 --------          -----------
Total current assets                              262,594              254,827


Property, plant, and equipment, at cost           295,172              288,060

Less accumulated depreciation                      95,091               86,058
                                                 --------          -----------
                                                  200,081              202,002


Goodwill, net of amortization                     145,414              147,796


Finance costs, net of amortization                  5,957                6,687


Tradename and other assets                         29,288               29,496
                                                 --------          -----------

Total assets                                     $643,334          $   640,808
                                                 ========          ===========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  JULY 2,            JANUARY 1,
                                                                   1999                 1999
                                                                ---------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Trade accounts payable                                   $  29,775           $    28,684
       Accrued expenses                                            66,263                59,420
       Accrued interest payable                                       439                   490
       Current portion of long-term debt                           51,509                46,509
       Income taxes payable                                         1,719                   169
       Deferred income taxes                                        1,702                 1,930
       Other current liabilities                                      152                    10
                                                                ---------           -----------
Total current liabilities                                         151,559               137,212
Long-term debt                                                    415,468               453,923
Other long-term liabilities                                        22,140                32,639


Deferred income taxes                                               1,867                 1,575
Stockholders' Equity:
       Common stock, $.01 par value:
           Authorized shares - 200,000,000; issued and
           outstanding shares - 54,127,288                            541                   535
       Additional paid-in capital                                 442,277               436,182
       Accumulated deficit                                       (316,229)             (346,858)
       Accumulated other comprehensive loss                       (74,289)              (74,400)
                                                                ---------           -----------
Total stockholders' equity                                         52,300                15,459
                                                                ---------           -----------
Total liabilities and stockholders' equity                      $ 643,334           $   640,808
                                                                =========           ===========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  JULY 2, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      ACCUMULATED
                                                                                         OTHER
                                                COMMON    PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                 STOCK    CAPITAL        DEFICIT         LOSS            TOTAL
                                                ------    --------     -----------   -------------     --------
Balance at January 1, 1999                      $  535    $436,182     $  (346,858)  $     (74,400)    $ 15,459
Net proceeds from common stock issue                 6       6,095              --              --        6,101
Comprehensive Income
   Net Income                                       --          --          30,629              --       30,629
   Foreign currency translation adjustments         --          --              --             111          111
                                                                                                       --------
Total Comprehensive income                                                                               30,740
                                                ------    --------     -----------   -------------     --------

Balance at July 2, 1999                         $  541    $442,277     $  (316,229)  $     (74,289)    $ 52,300
                                                ======    ========     ===========   =============     ========









  The accompanying notes are an integral part of the consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                  -----------------------------
                                                                    JULY 2,             JULY 3,
                                                                     1999                1998
                                                                  ---------           ---------
OPERATING ACTIVITIES
Net income                                                        $  30,629           $   6,275
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   14,004              14,234
     Asset write-down                                                     -               1,700
     Other, net                                                         (14)               (302)
     Changes in operating assets and liabilities:
          Trade accounts receivable                                 (13,494)            (15,861)
          Inventories                                                 3,707               1,142
          Other assets                                                2,099                (245)
          Trade accounts payable and accrued expenses                 7,312              10,980
          Accrued interest payable                                      (52)             (1,616)
          Other liabilities                                          (9,009)              1,093
                                                                  ---------           ---------
Net cash provided by operating activities                            35,182              17,400

INVESTING ACTIVITIES
Proceeds from sale of (expenditures for) property, plant
          and equipment, net                                         (8,540)              1,196

FINANCING ACTIVITIES
Borrowings under long-term debt                                     137,000              60,008
Repayments of long-term debt                                       (170,455)            (84,955)
Fees and expenses associated with debt refinancing                        -                (241)
Registration fees                                                         -                 (94)
Net proceeds from common stock issue                                  6,101                   -
                                                                  ---------           ---------
Net cash used in financing activities                               (27,354)            (25,282)
Effect of exchange rate changes on cash                                 159                 (65)
                                                                  ---------           ---------
Net decrease in cash                                                   (553)             (6,751)
Cash at beginning of period                                           1,546               7,488
                                                                  ---------           ---------
Cash at end of period                                             $     993           $     737
                                                                  =========           =========


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The operating results of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") for the six months ended July 2, 1999 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries. Due to the Company's 52/53 week accounting cycle, the second quarter of 1999 ended on July 2, 1999.

       The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 1, 1999 annual report on Form 10-K of the Company.

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

3.     COMPREHENSIVE INCOME

       Total comprehensive income includes net income and foreign currency translation adjustments. For the six months ended July 2, 1999 and July 3, 1998, total comprehensive income was $30,740 and $613, respectively.

4.     INVENTORIES

       Inventories are as follows:


                                                July 2,                 January 1,
                                                 1999                     1999
                                            -------------             ------------
       Raw materials                        $       9,219             $      9,016
       Work-in-process                              4,179                    4,053
       Finished goods                             121,781                  125,349
                                            -------------             ------------
                                            $     135,179             $    138,418
                                            =============             ============

5.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                    July 2,                 January 1,
                                                     1999                      1999
                                                -------------             ------------

       Term A Loan                              $     185,000             $    205,000
       Term B Loan                                    123,500                  124,000
       Revolving Credit Loan                          141,850                  152,050
       Other                                           16,627                   19,382
                                                -------------             ------------
                                                      466,977                  500,432
       Less current portion                            51,509                   46,509
                                                -------------             ------------
                                                $     415,468             $    453,923
                                                =============             ============


6.     INCOME TAXES

       The income tax provision for the second quarter of 1999 reflects an effective tax rate of approximately 6% compared to 18% for the second quarter of 1998. For the six months ended July 2, 1999 the effective tax rate was approximately 8% compared to 27% for the same period in 1998. These rates reflect expected Mexico tax liabilities and U.S. state and possession income taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 1999 versus 1998 was due to increased levels of pretax income, which primarily affect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. If the valuation allowance had not been recorded, the effective tax rate for the six months ended July 2, 1999 and July 3, 1998 would have been approximately 38.5%. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

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

       The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed or arranged for the disposal of substances which are now characterized as hazardous and currently is engaged in the investigation and cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such remedial investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the second quarter of 1999, the Company achieved record growth in sales and profits. Sales through the Company-operated sales centers and home center channels improved due to higher volume and strong market acceptance of new products. Manufacturing costs declined in correlation with increased volume and improved efficiencies. Cash flow increased allowing for greater than anticipated reductions in debt levels. For the remainder of 1999, the Company plans to continue the introduction of new products servicing both the commercial and residential markets. Although the Company will continue to focus on debt reduction, the improved cash flow is expected to allow for earlier implementation of various plans to expand and modernize manufacturing capacity and improve overall manufacturing efficiencies. Efforts will continue to streamline operations and reduce costs.

The following is a discussion of the results of operations for the three and six months ended July 2, 1999 compared with the three and six months ended July 3, 1998 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the second quarter of 1999 ended on July 2, 1999.

NET SALES

Net sales for the second quarter of 1999 increased $28.4 million, or 14.9%, to $219.3 million from $190.9 million in the second quarter of 1998. Net sales for the six months ended July 2, 1999 increased $43.3 million, or 11.5%, to $420.0 million from $376.7 million for the same period in 1998. These increases for the three and six months ended July 2, 1999 were due primarily to increased sales volume through the Company-operated sales centers and additional sales within the home center channel. During the second quarter of 1999, independent distributor sales increased 1.0% versus the second quarter of 1998, but decreased for the six months ended July 2, 1999 due to the first quarter 1998 one time sale of inventories related to the sale of three remaining American Olean stores.

GROSS PROFIT

Gross profit for the second quarter of 1999 increased $17.2 million, or 19.4%, to $105.7 million from $88.5 million in the second quarter of 1998. Gross profit for the six months ended July 2, 1999 increased $26.4 million, or 15.0%, to $202.3 million from $175.9 million for the same period in 1998. Gross margin increased for the second quarter of 1999 to 48.2% from 46.4% in the second quarter of 1998. Year to date, gross margin improved to 48.2% versus 46.7% for the same period in 1998. These increases for the three and six months ended July 2, 1999 were due to higher sales and lower manufacturing costs partially offset by reductions in selling prices due to more intense competition.

OPERATING EXPENSES

Operating expenses in the second quarter of 1999 increased $5.0 million, or 7.1%, to $75.7 million from $70.7 million in the second quarter of 1998. For the six months ended July 2, 1999, operating expenses increased $6.0 million, or 4.2%, to $150.0 million from $144.0 million for the same period in 1998. These increases were due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses as a percent of sales in the second quarter of 1999 improved to 34.5% from 37.0% in the second quarter of 1998. Year to date, operating expenses as a percent of sales decreased to 35.7% compared to 38.2% for the same period in

1998. These decreases for the three and six months ended July 2, 1999 were due primarily to higher sales. In addition, transportation costs as a percent of sales decreased due to improved inventory positioning and lower freight rates from carrier consolidation.

OPERATING INCOME

Operating income in the second quarter of 1999 increased $12.1 million, or 68.0%, to $29.9 million from $17.8 million in the second quarter of 1998. For the six months ended July 2, 1999, operating income increased $20.5 million, or 64.5%, to $52.3 million versus $31.8 million for the same period in 1998. Operating income improved due primarily to higher sales and decreased manufacturing costs.

INTEREST EXPENSE (NET)

Interest expense (net) in the second quarter of 1999 decreased $1.9 million, or 16.4%, to $9.7 million from $11.6 million in the second quarter of 1998. For the six months ended July 2, 1999, interest expense (net) decreased $3.4 million, or 14.7%, to $19.8 million from $23.2 million for the same period in 1998. These decreases were due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

INCOME TAXES

The income tax provision for the second quarter of 1999 reflects an effective tax rate of approximately 6% compared to 18% for the second quarter of 1998. For the six months ended July 2, 1999 the effective tax rate was approximately 8% compared to 27% for the same period in 1998. These rates reflect expected Mexico tax liabilities and U.S. state and possession income taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 1999 versus 1998 was due to increased levels of pretax income, which primarily affect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. If the valuation allowance had not been recorded, the effective tax rate for the six months ended July 2, 1999 and July 3, 1998 would have been approximately 38.5%. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

NET INCOME

Net income in the second quarter of 1999 increased to $19.5 million, or $0.36 per share, from $5.4 million, or $0.10 per share, in the second quarter of 1998 and increased to $30.6 million, or $0.56 per share, for the six months ended July 2, 1999 compared to $6.3 million, or $0.12 per share, for the same period in 1998. Using a 38.5% effective tax rate, net income for the six months ended July 2, 1999 would have been $20.4 million, or $0.38 per share, compared to $5.3 million, or $0.10 per share, for the same period in 1998. Net income increased due to higher gross profit and operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Third Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the six months ended July 2, 1999, cash provided by operating activities was $35.2 million compared to $17.4 million for the same period in 1998. The improvement in operating cash flow was due to increased profitability compared to the same period in 1998.

Net expenditures for property, plant and equipment were $8.5 million for the six months ended July 2, 1999 compared to cash provided of $1.2 million for the same period in 1998. Net cash provided in 1998 included $8.1 million of net cash proceeds from the sale of the Lansdale, PA manufacturing facility. Expenditures for the first half of 1999 included costs for multiple projects to improve manufacturing, distribution and information systems. For the remainder of 1999, the Company expects to incur expenditures for routine capital improvements, continued costs to upgrade distribution facilities and information systems and costs to expand and modernize several manufacturing facilities.

Cash used in financing activities was $27.4 million for the first half of 1999, which primarily reflects revolver repayments of $10.2 million, term debt amortization of $20.5 million and additional debt and fees of approximately $2.5 million offset by cash inflows of approximately $6.1 million related to the issuance of common stock. Total availability under the Third Amended Credit Facility as of July 2, 1999 was $94.2 million.

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

The Company is involved in various proceedings relating to environmental matters and is currently engaged in the investigation and cleanup of hazardous substances at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material adverse effect on the Company's liquidity and financial condition.

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

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the six months ended July 2, 1999 and July 3, 1998. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

IMPACT OF YEAR 2000

The Company is continuing its efforts to modify and replace portions of its software and equipment so that its computer systems will function properly in the year 2000 and thereafter. The primary activity for this effort has been the modification or upgrade of mission critical IT software information systems necessary to process day-to-day business transactions (such as customer sales and orders, invoices, customer statements, shipment planning and distribution, product planning and financial accounting). These efforts have been completed.

The Company continues to address other non-mission critical information systems and mission critical non-information systems. Non-mission critical information systems include, but are not limited to, local area networks, desktop PC's and departmental software applications. Management estimates these efforts will be completed by October 1999. Mission critical non-information systems relate primarily to plant equipment. These efforts are expected to be complete by the end of the year.

In addition to the Company's software and equipment, disruptions to the operations of the Company's major customers and suppliers could have a material adverse impact on the Company's operations and financial condition. Major customers and suppliers have been surveyed to certify their readiness for Year 2000. The Company is preparing a detailed Year 2000 contingency plan which will include a more definitive risk assessment related to major customers and suppliers and how the Company plans to mitigate such risk. The plan is expected to be in place by October 1999.

The total Year 2000 project cost is estimated at approximately $5.4 million and is being expensed as incurred. Through the end of the second quarter of 1999, expenses totaling $4.5 million have been incurred for Year 2000 activities. The cost of the project and the date by which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, non-performance of key software and hardware vendors and similar uncertainties.

The Company believes that, with modifications to existing software and conversions to new software and equipment, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company also believes that it is expending its best efforts to make such modifications. However, if such modifications and conversions are not made, are made improperly, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on operations.

PART II.   OTHER INFORMATION

ITEM 4. At the annual meeting of the Company held on April 29, 1999, the shareholders of the Company approved the following proposals:

              To elect eight directors to serve the ensuing year and until respective successors shall have been duly elected and qualified.

              Directors                          For                        Against
              ---------                          ---                        -------
              Jacques R. Sardas                  49,652,956                 591,399
              Charles J. Pilliod, Jr.            49,688,656                 555,699
              Douglas D. Danforth                49,838,856                 405,499
              Norman E. Wells, Jr.               49,841,856                 402,499
              Vincent A. Mai                     49,654,056                 590,299
              Henry F. Skelsey                   49,654,056                 590,299
              John M. Goldsmith                  49,653,856                 590,499
              John F. Fiedler                    49,841,856                 402,499


              To amend the Company's 1997 Amended and Restated Stock Option Plan to increase the number of shares reserved for issuance pursuant thereto.

                     For               Against        Abstain        Broker non-votes
                     ---              ---------       -------        ----------------
                     38,346,149       8,874,487        9,727             3,013,992

              To approve the Company's 1999 Employee Stock Purchase Plan.

                     For              Against         Abstain        Broker non-votes
                     ---              -------         -------        ----------------
                     47,169,031        54,660          6,672             3,013,992

              To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                     For              Against         Abstain
                     ---              -------         -------
                     50,034,334       205,526          4,495

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     --------

                     10.1 - Demand Registration Rights Letter Agreement dated
                            as of August 5, 1999 between Dal-Tile International Inc., DTI Investors LLC and Jacques R. Sardas.

                     10.2 - Transfer Restriction Letter dated as of August 5,
                            1999 between Dal-Tile International Inc., DTI Investors LLC and Jacques R. Sardas.

                     10.3 - Amendment to Jacques R. Sardas Stock Option and
                            Stock Appreciation Rights Agreements dated as of August 5, 1999.

                     27.1 - Financial Data Schedule

              (b)    Reports On Form 8-K
                     -------------------

              No reports on Form 8-K were filed during the quarter ended July 2, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DAL-TILE INTERNATIONAL INC.
                                   -------------------------------------------
                                   (Registrant)




Date:
August 13, 1999                    /s/ W. Christopher Wellborn
---------------                    -------------------------------------------
                                   Executive Vice President, Chief Financial
                                   Officer and Assistant Secretary