Form 10-Q
period 1999-10-01
DAL TILE INTERNATIONAL INC
filed 1999-11-08
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission file number 33-64140

                           DAL-TILE INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          13-3548809
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


                     7834 HAWN FREEWAY, DALLAS, TEXAS 75217
                    ----------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (214) 398-1411
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    -----      -----

As of November 4, 1999, the registrant had outstanding 54,387,768 shares of voting common stock, par value $0.01 per share.

                           DAL-TILE INTERNATIONAL INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----
       Item 1 -   Financial Statements (Unaudited)                                              2
                  Notes to Consolidated Condensed Financial Statements (Unaudited)              7

       Item 2 -   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                10

PART II - OTHER INFORMATION

       Item 5 -   Other Information                                                            14

       Item 6 -   Exhibits and Reports on Form 8-K                                             14

                           DAL-TILE INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           ----------------------------       ---------------------------
                                            OCTOBER 1,       OCTOBER 2,        OCTOBER 1,      OCTOBER 2,
                                               1999            1998              1999            1998
                                           -----------      -----------       -----------     -----------
Net sales                                  $    219,500     $   194,068       $   639,495     $   570,806
Cost of goods sold                              112,280         101,392           329,942         300,575
                                           ------------     -----------       -----------     -----------
Gross profit                                    107,220          92,676           309,553         270,231
Expenses:
   Transportation                                14,500          14,438            43,428          43,182
   Selling, general and administrative           57,174          55,955           175,445         170,158
   Amortization of intangibles                    1,401           1,401             4,203           4,203
                                           ------------     -----------       -----------     -----------
Total expenses                                   73,075          71,794           223,076         217,543
                                           ------------     -----------       -----------     -----------
Operating income                                 34,145          20,882            86,477          52,688
Interest expense                                  8,886          11,153            28,767          34,406
Interest income                                      14              48                85             104
Other income (expense)                             (195)          1,313               512           1,318
                                           ------------     -----------       -----------     -----------
Income before income taxes                       25,078          11,090            58,307          19,704
Income tax provision                              1,301           1,154             3,901           3,493
                                           ------------     -----------       -----------     -----------
Net income                                 $     23,777     $     9,936       $    54,406     $    16,211
                                           ============     ===========       ===========     ===========
BASIC EARNINGS PER SHARE

Net income per common share                $       0.44     $      0.19       $      1.01     $      0.30
                                           ============     ===========       ===========     ===========
Average shares                                   54,346          53,522            53,975          53,464
                                           ============     ===========       ===========     ===========
DILUTED EARNINGS PER SHARE

Net income per common share                $       0.43     $      0.18       $      1.00     $      0.30
                                           ============     ===========       ===========     ===========
Average shares                                   54,762          53,725            54,501          54,125
                                           ============     ===========       ===========     ===========

                  The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      OCTOBER 1,     JANUARY 1,
                                                        1999           1999
                                                     -----------    -----------
ASSETS
Current Assets:

    Cash                                             $       856    $     1,546
    Trade accounts receivable                            106,861         93,331
    Inventories                                          139,497        138,418
    Prepaid expenses                                       4,483          4,213
    Other current assets                                  15,241         17,319
                                                     -----------    -----------
Total current assets                                     266,938        254,827

Property, plant, and equipment, at cost                  301,852        288,060

Less accumulated depreciation                             99,861         86,058
                                                     -----------    -----------
                                                         201,991        202,002

Goodwill, net of amortization                            144,223        147,796
Finance costs, net of amortization                         5,591          6,687
Tradename and other assets                                28,733         29,496
                                                     -----------    -----------
Total assets                                         $   647,476    $   640,808
                                                     ===========    ===========

                  The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  OCTOBER 1,      JANUARY 1,
                                                     1999           1999
                                                 -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Trade accounts payable                        $    32,322     $    28,684
   Accrued expenses                                   69,766          59,420
   Accrued interest payable                            1,008             490
   Current portion of long-term debt                  54,009          46,509
   Income taxes payable                                2,707             169
   Deferred income taxes                               1,574           1,930
   Other current liabilities                              82              10
                                                 -----------     -----------

Total current liabilities                            161,468         137,212

Long-term debt                                       383,468         453,923
Other long-term liabilities                           21,971          32,639

Deferred income taxes                                  1,835           1,575

Stockholders' Equity:
   Common stock, $.01 par value:
     Authorized shares - 200,000,000; issued and
     outstanding shares - 54,387,768                     544             535
   Additional paid-in capital                        444,918         436,182
   Accumulated deficit                              (292,452)       (346,858)
   Accumulated other comprehensive loss              (74,276)        (74,400)
                                                 -----------     -----------

Total stockholders' equity                            78,734          15,459
                                                 -----------     -----------
Total liabilities and stockholders' equity       $   647,476     $   640,808
                                                 ===========     ===========

                  The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                OCTOBER 1, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                               COMMON      PAID-IN      ACCUMULATED    COMPREHENSIVE
                                               STOCK       CAPITAL        DEFICIT          LOSS           TOTAL
                                              -------     ---------     -----------    --------------    --------
Balance at January 1, 1999                     $  535     $ 436,182     $ (346,858)      $ (74,400)      $ 15,459
Net proceeds from common stock issue                9         8,736              -               -          8,745
Comprehensive income

   Net Income                                       -             -         54,406               -         54,406
   Foreign currency translation adjustments         -             -              -             124            124
                                              -------    ----------    -----------      ----------      ---------
Total Comprehensive income                                                                                 54,530


Balance at October 1, 1999                     $  544     $ 444,918     $ (292,452)       $(74,276)      $ 78,734
                                              =======    ==========    ===========       ==========     =========

                  The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                          -------------------------
                                                          OCTOBER 1,     OCTOBER 2,
                                                             1999           1998
                                                          ----------     ----------
OPERATING ACTIVITIES

Net income                                                $   54,406     $   16,211
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              19,981         21,062
   Asset write-down                                                -          1,700
   Other, net                                                   (278)          (309)
   Changes in operating assets and liabilities:
      Trade accounts receivable                              (13,365)        (9,535)
      Inventories                                              3,259         (6,763)
      Other assets                                             2,211         (5,810)
      Trade accounts payable and accrued expenses              9,559         19,011
      Accrued interest payable                                   517         (1,332)
      Other liabilities                                       (8,227)         2,587
                                                          ----------     ----------
Net cash provided by operating activities                     68,063         36,822

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net          (14,659)        (3,083)

FINANCING ACTIVITIES
Borrowings under long-term debt                              197,550        107,157
Repayments of long-term debt                                (260,505)      (146,669)
Fees and expenses associated with stock registration               -           (335)
Proceeds from issuance of common stock                         8,745          1,038
                                                          ----------     ----------
Net cash used in financing activities                        (54,210)       (38,809)
Effect of exchange rate changes on cash                          116           (168)
                                                          ----------     ----------
Net decrease in cash                                            (690)        (5,238)
Cash at beginning of period                                    1,546          7,488
                                                          ----------     ----------
Cash at end of period                                     $      856     $    2,250
                                                          ==========     ==========

                  The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The operating results of Dal-Tile International Inc. for the nine months ended October 1, 1999 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") on the basis of a 52/53 week accounting cycle.

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the three and nine months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the January 1, 1999 annual report on Form 10-K of the Company.

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

3.     COMPREHENSIVE INCOME

       Total comprehensive income includes net income and foreign currency translation adjustments. For the nine months ended October 1, 1999 and October 2, 1998, total comprehensive income was $54,530 and $3,637, respectively.

4.     INVENTORIES

Inventories are as follows:

                                    October 1,         January 1,
                                       1999               1999
                                   ------------       -----------
      Raw Materials                $      9,762       $     9,016
      Work-in-process                     4,282             4,053
      Finished goods                    125,453           125,349
                                   ------------       -----------
                                   $    139,497       $   138,418
                                   ============       ===========

                           DAL-TILE INTERNATIONAL INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

5.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                         October 1,        January 1,
                                            1999              1999
                                        -----------       -----------
       Term Loan A                      $   175,000       $   205,000
       Term Loan B                          123,250           124,000
       Revolving Credit Loan                122,600           152,050
       Other                                 16,627            19,382
                                        -----------       -----------
                                            437,477           500,432
       Less current portion                  54,009            46,509
                                        -----------       -----------
                                        $   383,468       $   453,923
                                        ===========       ===========

6.     INCOME TAXES

       The income tax provision for the third quarter of 1999 reflects an effective tax rate of approximately 5% compared to 10% for the third quarter of 1998. For the nine months ended October 1, 1999, the effective tax rate was approximately 7% compared to 18% for the same period in 1998. These rates reflect expected Mexico tax liabilities and U.S. state and possession income taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 1999 versus 1998 was due to increased levels of pretax income, which primarily affect the U.S. federal tax jurisdiction. No U.S. federal income tax expense was recorded for 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. If the valuation allowance had not been recorded, the effective tax rate for the three and nine months ended October 1, 1999 and October 2, 1998 would have been approximately 38.5%. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

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

                            DAL-TILE INTERNATIONAL INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

       The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed, or arranged for the disposal of, substances which are now characterized as hazardous and currently is engaged in the investigation and cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves, which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such remedial investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company achieved new records in sales and profits during the third quarter of 1999. The improvement in sales was driven primarily by increased volume through the Company-operated sales centers. Increased efficiencies throughout the supply chain and reduced corporate spending resulted in improved profits. In conjunction with these improvements, cash flow increased allowing the Company to substantially reduce its debt and increase capital spending to modernize and expand various manufacturing locations. For the remainder of the year, opportunities to increase market share will be pursued through introductions of new products, and efforts will continue to improve manufacturing costs and reduce debt.

The following is a discussion of the results of operations for the three and nine months ended October 1, 1999 compared with the three and nine months ended October 2, 1998 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the third quarter of 1999 ended on October 1, 1999.

NET SALES

Net sales for the third quarter of 1999 increased $25.4 million, or 13.1 percent, to $219.5 million from $194.1 million in the third quarter of 1998. Net sales for the nine months ended October 1, 1999 increased $68.7 million, or 12.0 percent, to $639.5 million from $570.8 million for the same period in 1998. Sales increased across all product lines for the three and nine months ended October 1, 1999. These increases were primarily achieved through the Company-operated sales centers, an increase of 17 percent over the third quarter of 1998, and were related to increased volume and strong market acceptance of new products. For the third quarter of 1999, independent distributor sales increased 4.3 percent and home center sales remained even compared to the prior year. For the nine months ended October 1, 1999, independent distributor sales declined by 2.2 percent and home center sales improved 7.7 percent. Year-to-date 1998 independent distributor sales were favorably affected by the first quarter sale of inventories related to the sale of three remaining American Olean stores.

GROSS PROFIT

Gross profit for the third quarter of 1999 increased $14.5 million, or 15.6 percent, to $107.2 million from $92.7 million in the third quarter of 1998. Gross profit for the nine months ended October 1, 1999 increased $39.4 million, or 14.6 percent, to $309.6 million from $270.2 million for the same period in 1998. Gross margin increased for the third quarter of 1999 to 48.8 percent from
47.8 percent in the third quarter of 1998. Gross margin for the nine months ended October 1, 1999 improved to 48.4 percent versus 47.3 percent for the same period in 1998. These increases for the three and nine months ended October 1, 1999 were due to higher sales, lower manufacturing costs and reduced inventory shrink and breakage at the Company-operated stores and distribution centers.

OPERATING EXPENSES

Operating expenses in the third quarter of 1999 increased $1.3 million, or 1.8 percent, to $73.1 million from $71.8 million in the third quarter of 1998. For the nine months ended October 1, 1999, operating expenses increased $5.6 million, or 2.6 percent, to $223.1 million from $217.5 million for the same period in 1998. These increases were due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses as a percent of sales in the third quarter of 1999 decreased to 33.3 percent from 37.0 percent in the third quarter of 1998. Operating expenses for the nine months ended October 1, 1999 as a percent of sales decreased to 34.9 percent compared to 38.1 percent for the same period in 1998. These decreases for the three and nine months ended October 1, 1999 were due primarily to higher sales and lower corporate spending. In addition, transportation costs for the three months ended October 1, 1999 as a percent of sales decreased to 6.6 percent from 7.4 percent for the same period in 1998 due to improved shipment planning and execution along with reduced freight rates.

OPERATING INCOME

Operating income in the third quarter of 1999 increased $13.2 million, or 63.2 percent, to $34.1 million from $20.9 million in the third quarter of 1998. For the nine months ended October 1, 1999, operating income increased $33.8 million, or 64.1 percent, to $86.5 million versus $52.7 million for the same period in 1998. Operating income improvements were primarily related to higher sales and decreased operating costs.

INTEREST EXPENSE (NET)

Interest expense (net) in the third quarter of 1999 decreased $2.2 million, or
19.8 percent, to $8.9 million from $11.1 million in the third quarter of 1998. For the nine months ended October 1, 1999, interest expense (net) decreased $5.6 million, or 16.3 percent, to $28.7 million from $34.3 million for the same period in 1998. These decreases were due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

INCOME TAXES

The income tax provision for the third quarter of 1999 reflects an effective tax rate of approximately 5 percent compared to 10 percent for the third quarter of 1998. For the nine months ended October 1, 1999, the effective tax rate was approximately 7 percent compared to 18 percent for the same period in 1998. These rates reflect expected Mexico tax liabilities and U.S. state and possession income taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 1999 versus 1998 was due to increased levels of pretax income, which primarily affect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 1999 or 1998 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997. If the valuation allowance had not been recorded, the effective tax rate for the nine months ended October 1, 1999 and October 2, 1998 would have been approximately 38.5 percent. The requirement for a valuation allowance will continue to be reassessed in future reporting periods.

NET INCOME

Net income in the third quarter of 1999 increased to $23.8 million, or $0.43 per share, from $9.9 million, or $0.18 per share, in the third quarter of 1998 and increased to $54.4 million, or $1.00 per share, for the nine months ended October 1, 1999 compared to $16.2 million, or $0.30 per share, for the same period in 1998. Using a 38.5 percent effective tax rate, net income for the nine months ended October 1, 1999 would have been $35.9 million, or $0.66 per share, compared to $12.1 million, or $0.22 per share, for the same period in 1998. Net income increased due to higher gross profit and operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Third Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the nine months ended October 1, 1999, cash provided by operating activities was $68.1 million compared to $36.8 million for the same period in 1998. The improvement in operating cash flow was due to increased profitability compared to the same period in 1998.

Net expenditures for property, plant and equipment were $14.7 million for the nine months ended October 1, 1999 compared to $3.1 million for the same period in 1998. The 1998 net expenditures included $8.1 million of net cash proceeds from the sale of the Lansdale, PA manufacturing facility. Expenditures for the nine months ended October 1, 1999 included costs for multiple projects to improve manufacturing, distribution and information systems. For the remainder of 1999, the Company expects to increase capital spending primarily to expand and modernize several manufacturing facilities.

Cash used in financing activities was $54.2 million for the nine months ended October 1, 1999, which primarily reflects revolver repayments of $29.5 million, term debt amortization of $30.8 million and additional debt and fees of approximately $2.6 million offset by cash inflows of approximately $8.7 million related to the exercise of options for common stock. Total availability under the Third Amended Credit Facility as of October 1, 1999 was $114.2 million.

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

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at no more than 15 percent, to be reduced ratably to 8 1/2 percent by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's results of operations.

In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder, and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico. The United States currently imposes import duties on ceramic tile from Mexico of approximately 12 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the nine months ended October 1, 1999 and October 2, 1998. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

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

All necessary modifications have been completed of non-mission critical information systems, which include, but are not limited to, local area networks, desktop PC's and departmental software applications. The Company continues to address other mission critical equipment and services, which include, but are not limited to, plant equipment and certain vendor provided services. These efforts are expected to be complete by the end of the year.

In addition to the Company's software and equipment, disruptions to the operations of the Company's major customers and suppliers could have a material adverse impact on the Company's operations and financial condition. Major customers and suppliers have been surveyed to certify their readiness for Year 2000. The Company is preparing a detailed Year 2000 contingency plan which will include a more definitive risk assessment related to major customers and suppliers and how the Company plans to mitigate such risk. The plan is expected to be in place by November 1999.

The total Year 2000 project cost is estimated at approximately $5.4 million and is being expensed as incurred. Through the end of the third quarter of 1999, expenses totaling $4.7 million have been incurred for Year 2000 activities. The cost of the project and the date by which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, non-performance of key software and hardware vendors and similar uncertainties.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   EXHIBITS

                 27.1 -   Financial Data Schedule

           (b)   REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended October 1, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DAL-TILE INTERNATIONAL INC.

                             (Registrant)

Date:

NOVEMBER 8, 1999                      /s/ W. CHRISTOPHER WELLBORN
----------------             -------------------------------------------------
                             Executive Vice President, Chief Financial Officer
                             and Assistant Secretary