Form 10-K405
period 1999-12-31
DAL TILE INTERNATIONAL INC
filed 2000-03-08
CIK 906611

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 33-64140

                               -----------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                 --------------------
        COMMON STOCK, $.01 PAR VALUE           NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 2000, there were 54,815,686 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 1, 2000 was $194,943,383 (based on the closing sale price of the Common Stock on March 1, 2000). This calculation does not reflect a determination that persons are affiliates for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                                PART OF FORM 10-K
              -------                             INTO WHICH INCORPORATED
     PROXY STATEMENT FOR 2000                     -----------------------
  ANNUAL MEETING OF STOCKHOLDERS                          PART III


===============================================================================

                           DAL-TILE INTERNATIONAL INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                          ----
                                     PART I

Item 1.   Business......................................................................................... 1
Item 2.   Properties....................................................................................... 10
Item 3.   Legal Proceedings................................................................................ 11
Item 4.   Submission of Matters to a Vote of Security Holders.............................................. 11

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................ 12
Item 6.   Selected Financial Data.......................................................................... 13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................... 22
Item 8.   Financial Statements and Supplementary Data...................................................... 23
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............. 23

                                     PART III
Item 10.  Directors and Executive Officers of the Registrant............................................... 24
Item 11.  Executive Compensation .......................................................................... 27
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................... 27
Item 13.  Certain Relationships and Related Transactions................................................... 28

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 28


                                     PART I


ITEM 1.  BUSINESS

GENERAL

Dal-Tile International Inc., a Delaware corporation formed in 1987 (the "Registrant"), believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the United States and one of the largest in the world. Unless the context otherwise requires, references herein to the "Company" and "Dal-Tile" shall refer to Dal-Tile International Inc. and its consolidated subsidiaries. Dal-Tile International Inc. is a holding company and conducts all its operations through its subsidiaries. References herein to fiscal year 1999 refer to the fiscal year ended December 31, 1999.

Dal-Tile currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of wall, floor and mosaic tile. The Company operates with a significant level of vertical integration, combining what it believes to be North America's largest volume distribution system with modern manufacturing facilities located in the United States and Mexico. A full range of tile and stone products are offered, as well as installation materials and tools ("allied products") designed to appeal to a broad range of customers for both residential and commercial applications (new construction as well as remodeling). Products are sold through a network of 218 Company-operated sales centers to tile contractors, architects, design professionals, builders, developers and individual consumers. In addition, Dal-Tile is a significant supplier to the do-it-yourself and buy-it-yourself market by supplying home center retailers, such as The Home Depot and Lowe's. The Company's manufactured products are marketed under the names DALTILE-Registered Trademark-, AMERICAN OLEAN-Registered Trademark- and HOME SOURCE-Registered Trademark-. In addition, the Company resells other manufacturers' products.

The Company commenced operations in 1947 as the Dallas Ceramic Company and established its first wall tile manufacturing facility and corporate headquarters in Dallas, TX. On January 9, 1990, AEA Investors Inc., a privately held corporation headquartered in New York ("AEA Investors"), arranged for Dal-Tile to acquire all the outstanding capital stock of Dal-Tile Corporation, its affiliated companies and certain related assets (the "AEA Acquisition"). On December 29, 1995, the Company completed the acquisition of all the issued and outstanding stock of American Olean Tile Company, Inc. ("AO"), a wholly owned subsidiary of Armstrong World Industries, Inc. ("AWI"), and certain related assets of the ceramic tile operations of AWI (the "AO Acquisition").

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

During fiscal year 1999, Dal-Tile opened a state-of-the-art showroom and design center in Dallas, TX dedicated exclusively to the residential business. The showroom provides a place for customers of local builders, remodelers, architects, designers and contractors to view and select ceramic tile for their building projects. The showroom is staffed with design professionals knowledgeable in wall and floor tile applications, as well as current design and decorating trends.

COMPANY-OPERATED SALES CENTERS

A network of 218 Company-operated sales centers located in the U.S., Canada and Puerto Rico distributes primarily the DALTILE brand product, serving customers in all 50 states and portions of Canada and Puerto Rico. For fiscal year 1999, a majority of the Company's net sales were made through its Company-operated sales centers in the United States and Canada.

In addition to sales center staff, this distribution channel is supported by approximately 110 sales associates servicing both commercial and residential markets. The DALTILE brand also has a group of over 40 sales representatives dedicated exclusively to the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

The Company has designed each sales center to serve as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines - a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company, the sales centers carry a selection of purchased products to provide customers with a broader product line. The sales centers generally range in size from 3,000 to 30,000 square feet, with a typical center occupying approximately 12,000 square feet. The sales centers consist of a showroom dedicated to displaying the product offerings together with office space and a warehouse in which inventory is stocked. Sales center displays and inventories are designed to reflect local consumer preferences. The sales centers generally are located in light industrial areas rather than retail areas and generally occupy moderately priced lease space under 3 to 5 year leases.

As of December 31, 1999, the sales center distribution system included 217 Dal-Tile sales centers and one American Olean sales center. In the future, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, sales centers are closed in locations where economic and competitive conditions have changed.

INDEPENDENT DISTRIBUTOR

The independent distributor channel is serviced through a dedicated business unit that includes 12 regional sales managers to serve the particular requirements of its customers. Currently, the AMERICAN OLEAN brand is distributed through 201 independent distributor locations and one
Company-owned sales center that service a variety of residential and commercial customers. The Company's strategy is to increase its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

Domestic sales within Mexico are made primarily through a network of independent retailers who are principally supplied by the Monterrey, Mexico manufacturing facility.

HOME CENTER RETAILERS

The Company believes it is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot and Lowe's, serving more than 1,400 home center retail outlets nationwide. The home center retailer channel has provided Dal-Tile with new sources of sales over the past five years and is expected to continue presenting significant growth opportunities.

ESTABLISHED BRANDS AND SPECIAL MARKETING PROGRAMS

The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry - DALTILE and AMERICAN OLEAN. The roots of the DALTILE and AMERICAN OLEAN brand names date back approximately fifty and seventy-five years, respectively.

The Company-operated sales centers distribute primarily the DALTILE brand, which includes a fully integrated marketing program, emphasizing a focus on fashion. The product offering is based on the Company's assessment of the needs of professional installers, designers, architects and builders, as well as a review of competitive products. The marketing program includes public relations support, merchandising (displays/sample boards, chip chests), literature/catalogs and an Internet website.

The AMERICAN OLEAN brand consists of a full product offering and is distributed primarily through independent distributors. The brand is supported by a fully integrated marketing program, including public relations efforts, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

In addition to distributing the DALTILE and AMERICAN OLEAN brands, certain home center retailers distribute a home center brand-HOME SOURCE.

The Company also has a special marketing program with Kohler-Registered Trademark- for bathroom and kitchen fixture color coordination. The program includes development of ceramic tile products and merchandising programs to complement this product line.

PRODUCT AND PRODUCT DEVELOPMENT

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

The Company believes that, due to technological innovations, the U.S. ceramic tile industry is increasing its fashion orientation, particularly in tile used in flooring applications. The Company has developed capabilities to produce fashionable and innovative tile products and to simulate natural products such as stone, marble and granite. In order to capitalize on the increased demand for, and higher margins available from, fashion-oriented tile products, the Company has (i) increased the number of new tile product introductions, (ii) focused on shortening product introduction cycle time, (iii) expanded its relationships with leading glaze and raw material manufacturers, (iv) focused on consumer preferences to deliver products consistent with current design trends and (v) continued to invest in research and development to further develop new products and manufacturing capabilities.

CUSTOMERS

Dal-Tile's core customers consist of large and small tile contractors, architects, design professionals, builders, developers, independent distributors, floor covering dealers and ceramic specialty retailers. The Company also sells to the do-it-yourself and buy-it-yourself market through a relationship with home center retailers, such as The Home Depot and Lowe's, and is a significant supplier to this channel. The Company has a broad and diversified customer base of more than 45,000 active accounts in the United States. In addition, the Company has sales to over 216 national accounts, including recognized restaurant chains, such as McDonald's, Wendy's, Taco Bell and Denny's, and other national chain stores, such as Barnes & Noble book stores, Wal-Mart stores and Exxon service stations.

The Company does not rely on any one customer or group of customers for a material amount of its net sales. The largest customer for fiscal year 1999 accounted for less than 10 percent of net sales, and the 10 largest customers accounted for approximately 18 percent of net sales in the same period.

MANUFACTURING

Currently, Dal-Tile operates nine tile manufacturing facilities with an aggregate annual manufacturing capacity of 419 million square feet. During the five-year period 1995-1999, approximately $142 million has been invested in capital expenditures, principally for new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Operating capacity has expanded from 380 million square feet to 419 million square feet during the same period. In fiscal year 1996, approximately 22 million square feet of state-of-the-art wall tile production capacity was established at the El Paso, TX facility and was increased to approximately 45 million square feet in fiscal year 1997. During fiscal year 1998, approximately 22 million square feet of state-of-the-art wall tile production capacity was added at the Dallas, TX facility to replace less efficient production capacity at this location.

In fiscal year 1999, approximately 22 million square feet of state-of-the-art glazed floor tile capacity was added in Monterrey, Mexico. Also, approximately
5.6 million square feet of state-of-the-art wall tile trim capacity was added in the Dallas, TX facility to replace less efficient production capacity at this location.

The Company commenced operations in Mexico at its Monterrey facility in 1955 and since then has been manufacturing products at this facility for U.S. and Mexican consumption. The Monterrey location contains five distinct manufacturing facilities, three of which produce ceramic tile, one which produces frit (ground glass) and one which produces refractories. This location is the Company's largest manufacturing facility.

The Company also has a 49.99 percent interest in Recumbrimientos Interceramic, S.A. de C.V. ("RISA"), a Mexican joint venture with Interceramic, a leading Mexican manufacturer, which, pursuant to contractual arrangements, has agreed to supply the Company, at the Company's option, with up to 25 million additional square feet of floor tile annually.

Following the AO Acquisition, the Company consolidated wall tile production in early fiscal year 1996 by closing the Lansdale, PA and Jackson, TN wall tile facilities and consolidating a portion of the mosaic tile production in late fiscal year 1996. In fiscal year 1997, the Company initiated the process of consolidating a portion of unglazed floor tile production by closing the Coleman, TX facility. In addition, production was suspended in late fiscal year 1997 at the Mt. Gilead, NC glazed floor tile facility, and the facility was closed during fiscal year 1998. As of December 31, 1999, the Company was pursuing the sale of the Coleman and Mt. Gilead facilities.

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

The following table summarizes the products currently manufactured by the Company's facilities:


FACILITY                                         PRODUCT TYPE
-------                                          ------------
Fayette, AL.............................         Unglazed quarry tile
Lewisport, KY...........................         Unglazed quarry tile
Monterrey, Mexico.......................         Glazed wall tile, glazed floor
                                                 tile, glazed mosaic tile
Olean, NY...............................         Unglazed mosaic tile
Gettysburg, PA..........................         Unglazed mosaic tile
Jackson, TN.............................         Glazed and unglazed mosaic tile
Conroe, TX..............................         Glazed floor tile
Dallas, TX..............................         Glazed wall tile
El Paso, TX.............................         Glazed wall tile


While certain of the manufacturing facilities are described above as producing either "floor" or "wall" tile, tile consumers employ all sizes and varieties of tile products in all types of applications. The references to "floor" and "wall" tile serve to identify the most common application for the size and variety in question.

RAW MATERIALS

Dal-Tile manufactures (i) wall tile primarily from talc and clay, (ii) floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay,
(iii) unglazed ceramic tile primarily from pure nepheline syenite and clay and
(iv) unglazed quarry tile from clay.

During the fourth quarter of fiscal year 1999, the Company sold its talc mining operation, along with the related mineral rights, to Wold Talc Company. In conjunction with the sale, a long-term supply agreement for talc requirements was signed between the Company and Wold Talc Company.

Dal-Tile owns long-term clay mining rights in Alabama, Kentucky and Mississippi that satisfy nearly all clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. Management believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources.

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

Glazes are used on a significant percentage of manufactured tile, consisting of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 62 percent of its frit requirements.

Management reviews its sources of raw materials periodically and may eliminate or reduce the use of certain raw materials based on the cost and chemical composition of alternative sources.

MANAGEMENT INFORMATION SYSTEMS

During fiscal year 1999, the Company converted its mainframe enterprise systems processing from AWI to IBM Global Services to reduce costs and improve service. In addition, payroll/ personnel processing was converted from an in-house system to ADP and all Year 2000 activities were completed. During fiscal year 2000, the Company will focus on operating improvements and cost reductions through initiatives to improve customer service, inventory turns and forecasting. Improvements in customer service will include the launch of Internet e-commerce programs.

COMPETITION

Sales of the Company's products are made in a highly competitive marketplace. Management estimates that over 100 tile manufacturers, more than half of which are based outside the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the United States and one of the largest in the world. In addition to competition from domestic and foreign tile manufacturers, Dal-Tile encounters competition from manufacturers of products that serve as an alternative to tile. Competition in the tile industry is based on design, price, customer service and quality. The Company believes that it has a favorable competitive position as a result of its extensive North American distribution system and manufacturing capacity, together with its vertically integrated operations. In fiscal year 1999, approximately 68 percent of ceramic tile sales (by unit volume) in the United States consisted of imports, including approximately 7 percent manufactured by the Company in Mexico. In general, the proportion of U.S. ceramic tile sales attributable to imports has increased in recent years.

Dal-Tile products compete with numerous other wall and flooring coverings for residential and commercial uses. Among such floor coverings are carpet, wood flooring, resilient flooring and stone products (such as marble, granite, slate and limestone tile). Among such wall coverings are paint, wallpaper, porcelain, laminates and wood paneling. Ceramic tile products compete effectively as to price with carpeting, wood flooring, and vinyl flooring, and are generally cheaper than natural stone products. Although the cost of installation of ceramic tile is higher than the cost of installation of carpet, wood flooring and some wall coverings, it is generally believed that ceramic tile has a lower cost over its useful life, primarily due to ceramic tile's durability.

EMPLOYEES

At December 31, 1999, the Company employed 7,571 persons, 3,101 of which were employed by its Mexican subsidiary. Approximately 10 percent of employees in the United States are represented by unions. Approximately 90 percent of the employees in Mexico are represented by a union under a collective bargaining agreement, effective January 1, 2000. The Company has not experienced a significant work stoppage in Mexico in over 19 years and experienced only one brief work stoppage in the United States over that period. The Company believes that relations with its employees are good.

TRADEMARKS

The Company owns rights to certain trademarks and trade names, including DALTILE, AMERICAN OLEAN, HOME SOURCE AND DAL-MONTE-TM-, which are used in the marketing of its products. The Company believes that breadth of product line, customer service and price are important in tile selection and that the trademarks and trade names themselves are important as source identifiers that help differentiate Company product lines from those of competitors.

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

The Company is involved in Resource Conservation and Recovery Act ("RCRA") Part B post closure care permitting projects with respect to two sites near its Dallas facility, which are proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In March 1991, the Company and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating to past waste disposal activities conducted prior to the AEA Acquisition. The 1991 Order related principally to the disposal by the Company of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County during a period from 1980 to 1987, and the disposal of miscellaneous solid wastes that were contaminated by lead compounds at a Company-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County from 1986 to May of 1990. Pursuant to the 1991 Order, the Company paid a non-deferred assessed penalty of $350,000 and contributed another $350,000 to a fund dedicated to environmental enhancement activities in Dallas County. The Company received notice from the TNRCC terminating the 1991 Order and releasing the Company from any obligation regarding the payment of deferred penalties. The Company's closure plan for Elam was approved by the TNRCC, remediation and other activities associated with the closure have been completed and a closure certification and post closure care permit application have been submitted for approval by the TNRCC. To date, the Company has incurred costs of approximately $3.9 million in connection with the closure. The Company expects to recover at least 50 percent of such costs (a substantial portion of which has already been recovered) pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. Pleasant Run has been remediated in accordance with a TNRCC approved closure plan. Permits for the Elam and Pleasant Run projects are anticipated to be issued in the second quarter of fiscal year 2000.

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

The Company is involved in an environmental remediation program with respect to the disposal of hazardous wastes prior to the AEA Acquisition at a third site near its Dallas facility. In October 1994, the Company, Master-Halco, Inc. ("Master-Halco") (a manufacturing company not affiliated with the Company), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, the alleged disposal of waste materials containing lead compounds generated by the Company and others at a gravel pit on Kleburg Road ("Walton") in Dallas prior to 1980. The Company has agreed to indemnify such individuals against any costs relating to the disposal of industrial solid waste at the site. Pursuant to the 1994 Order, the Company completed a remedial investigation and submitted a closure plan with respect to the Walton site. In fiscal year 1999, the TNRCC approved the closure plan. In addition, pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 assessed against the individuals has been deferred pending timely and satisfactory completion of the technical requirements in the 1994 Order. The Company believes, based on current estimates, that the remediation is reasonably likely to cost between approximately $2 million and $4 million. In fiscal year 1999, Master-Halco agreed to pay the Company $690,000 to resolve Master-Halco's share of remediation costs relating to the Walton site. The Company expects to recover at least 50 percent of its costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company. The Company currently anticipates that, weather permitting, the remediation activities at the Walton site will be completed in the second quarter of fiscal year 2000. The Walton site will also require a post closure permit.

On May 20, 1993, the Company entered into an agreement with Robert M. Brittingham and John G. Brittingham, two of the former owners of the Company (the "Settlement Agreement"), pursuant to which substantially all of the costs incurred to the date thereof by the Company (approximately $12 million) in respect of the 1991 Order, the three Dallas area sites described above and certain related matters, including certain of the notices of violation referred to above, have been repaid to the Company. Such former owners are also obligated, pursuant to the terms of the Settlement Agreement, to indemnify the Company against 50 percent of all expenditures incurred in connection with various environmental violations relating to the Company's U.S. operations occurring prior to the AEA Acquisition in excess of the $12 million already paid, until such total excess expenditures reach a formula amount, and 100 percent of all such expenditures in excess of the formula amount. The Company's expenditures to date in respect of the matters described above have been or are expected to be indemnified in accordance with the terms of the Settlement Agreement (subject to the percentage limitations described above). Accordingly, the Company believes (taking into account the indemnification rights referred to above and the reserves it has established) that its liability for environmental violations occurring prior to the AEA Acquisition will not have a material adverse effect on the Company. The Company believes that these two former owners currently have assets far in excess of their potential liability under the Settlement Agreement, and, accordingly, the Company believes that they will be able to satisfy all of their obligations pursuant to their agreement with the Company. Future events, which cannot be predicted, could affect the ability of these former owners to satisfy their obligations. Therefore, no assurance can be given that they will be able to meet their obligations when they arise.

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

The Company's manufacturing facilities generate wastes regulated under the RCRA and other U.S. federal and state laws. The Company also generates non-hazardous wastes and is engaged in recycling and pollution prevention programs. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company, including with respect to its capital expenditures, earnings and competitive position.

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

In addition, in light of the lengthy manufacturing history of the Company's facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now predict, including tort liability and liability under environmental laws. In particular, a number of the Company's facilities located in the United States used lead compounds in glaze materials. The Company's Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company's liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to its use of lead compounds or waste disposal matters are pending against the Company except as set forth above. In addition, it is impossible to predict the effect which future environmental regulation in the United States, Mexico and Canada could have on the Company.

GEOGRAPHIC LOCATION

Financial information by geographic location for the three years ended December 31, 1999 is set forth in Note 12 to the Consolidated Financial Statements included in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below in this report.

ITEM 2.  PROPERTIES

The Company owns or leases manufacturing, distributing, office and sales facilities in the United States and Mexico, as described below.

MANUFACTURING, DISTRIBUTION AND OFFICE FACILITIES

The Company owns or leases 12 manufacturing, distribution and office facilities. The location, use and floor area of such facilities are described as follows:


LOCATION                 USE                       SQ. FEET     LEASED/OWNED
--------                 ---                       --------     ------------
Fayette, AL............. Manufacturing              276,467       Owned
Lewisport, KY........... Manufacturing              270,836       Owned
Baltimore, MD........... Distribution               315,000       Leased (1)
Monterrey, Mexico....... Manufacturing,
                         Distribution & Office    1,114,175       Owned
Olean, NY............... Manufacturing              278,417       Owned
Gettysburg, PA.......... Manufacturing              218,609       Owned
Jackson, TN............. Manufacturing              655,211       Owned
Conroe, TX.............. Manufacturing              208,059       Owned
Dallas, TX.............. Manufacturing,
                         Distribution & Office      753,536       Owned
Dallas, TX.............. Distribution               472,500       Leased (1)
El Paso, TX............. Manufacturing              161,714       Ground Leased (2)
Los Angeles, CA......... Distribution               410,515       Leased (1)


(1) The leases for the Baltimore, MD; Los Angeles, CA; and Dallas, TX facilities expire on February 28, 2006, April 30, 2007 and January 30, 2003, respectively, and are subject to renewal options.
(2)      The ground lease expires on November 21, 2034.

The Company closed its Coleman, TX manufacturing facility in fiscal year 1997, and closed its Mt. Gilead, NC manufacturing facility in fiscal year 1998. As of December 31, 1999, the Company was pursuing the sale of the Coleman and Mt. Gilead facilities.

SALES CENTERS

As of December 31, 1999, the Company owned one sales center in Denver, Colorado, totaling approximately 22,500 square feet.

In addition, 217 sales centers were leased as of December 31, 1999 (aggregating approximately 2.6 million square feet), pursuant to leases that extend for terms on average of 3 to 5 years with expiration dates primarily from 2000 - 2005.

For a description of aggregate rental expenses with respect to its operating leases, see Note 11 to the Consolidated Financial Statements included herein relating to commitments and contingencies.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the proceedings described under Item 1, "Business - Environmental Regulation," the Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in item 10 hereof under the caption "Directors and Executive Officers of the Registrant" is incorporated by references herein.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "DTL". The following table sets forth the high and low sale prices for the common stock as reported by the New York Stock Exchange from January 3, 1998, through December 31, 1999.

                                                       HIGH             LOW
                                                       ----             ----
January 3, 1998 to April 3, 1998                 $   14-1/8       $   10-1/2
April 4, 1998 to July 3, 1998                        15-3/16          12-5/16
July 4, 1998 to October 2, 1998                         14             8-3/16
October 3, 1998 to January 1, 1999                    11-1/2             6
January 2, 1999 to April 2, 1999                     13-1/16             7
April 3, 1999 to July 2, 1999                           13             7-1/2
July 3, 1999 to October 1, 1999                       13-1/8           6-3/4
October 2, 1999 to December 31, 1999                  10-1/2          7-11/16


HOLDERS

At March 1, 2000, there were 107 holders of record of Common Stock and 54,815,686 shares of Common Stock outstanding.

DIVIDEND POLICY

The Company has not paid cash dividends on Common Stock during the last two years. The Company currently intends to retain any earnings for use in its business and therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Moreover, the Company is a holding company with no operations or significant assets other than its investment in Dal-Tile Group Inc. ("Dal-Tile Group") and its 49.99 percent interest in RISA. The Dal-Tile Group is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make funds available to Dal-Tile, whether in the form of loans, dividends or other cash distributions. The bank credit agreement limits dividends, loans or other cash distributions from Dal-Tile Group to Dal-Tile, so that profits generated by Dal-Tile Group may not be available to Dal-Tile to pay cash dividends or repay indebtedness or otherwise. In light of these limitations, Dal-Tile Group will be prohibited from making such dividends, loans and other cash distributions, and Dal-Tile does not believe that Dal-Tile Group will be able to make such dividends, loans or other cash distributions in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presented for fiscal years 1995 through 1999 are derived from the Consolidated Financial Statements of the Company for such period, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" and with the Consolidated Financial Statements including the related notes thereto included elsewhere herein.

                                                                              FISCAL YEAR ENDED
                                                 -----------------------------------------------------------------------------
                                                   DECEMBER 31,    JANUARY 1,     JANUARY 2,     JANUARY 3,     DECEMBER 31,
                                                       1999           1999           1998           1997            1995
                                                 ---------------  ------------   ------------   ------------   ---------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING DATA: (1)
      Net sales......................             $    850,568    $    751,785    $   676,637    $   720,236     $   474,812
      Cost of goods sold.............                  440,514         396,112        404,728        369,731         225,364
                                                  ------------    ------------    -----------    -----------     -----------
      Gross profit...................                  410,054         355,673        271,909        350,505         249,448
      Expenses:
          Transportation.............                   57,124          55,988         58,425         47,125          33,535
          Selling, general and administrative          232,845         222,790        277,515        190,911         134,193
          Provisions for merger integration                  -               -              -          9,000          22,430
          Amortization of goodwill...                    5,607           5,604          5,605          5,605           4,765
                                                  ------------    ------------    -----------    -----------     -----------
      Total operating expenses.......                  295,576         284,382        341,545        252,641         194,923
                                                  ------------    ------------    -----------    -----------     -----------
      Operating income (loss)........                  114,478          71,291        (69,636)        97,864          54,525
      Interest expense...............                   37,125          45,051         40,649         46,338          55,453
      Interest income................                      126             128            268          1,685           1,250
      Other income ..................                      250           1,264          1,220            129           2,994
                                                  ------------    ------------    -----------    -----------     -----------
      Income (loss) before income taxes and
        extraordinary item...........                   77,729          27,632       (108,797)        53,340           3,316
      Income tax provision ..........                    3,966           3,604          1,439         18,914           1,176
                                                  ------------    ------------    -----------    -----------     -----------
      Income (loss) before extraordinary
        item.........................                   73,763          24,028       (110,236)        34,426           2,140
      Extraordinary item - loss on early
       retirement of debt, net of taxes                      -               -              -        (29,072)              -
                                                  ------------    ------------    -----------    -----------     -----------
      Net income (loss)..............             $     73,763    $     24,028    $  (110,236)   $     5,354     $     2,140
                                                  ============    ============    ===========    ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE:
      Income (loss) before extraordinary
        item per common share........             $       1.36    $       0.45    $     (2.06)   $      0.71     $      0.07
      Extraordinary item per common share                    -               -              -          (0.60)              -
                                                  ------------    ------------    -----------    -----------     -----------
      Net income (loss) per common share          $       1.36    $       0.45    $     (2.06)   $      0.11     $      0.07
                                                  ============    ============    ===========    ===========     ===========

      Weighted average common shares                    54,103          53,487         53,435         48,473          28,743
                                                  ============    ============    ===========    ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE:
      Income (loss) before extraordinary
        item per common share........             $       1.35    $       0.45    $     (2.06)   $      0.69     $      0.07

      Extraordinary item per common share                    -               -              -          (0.58)              -
                                                  ------------    ------------    -----------    -----------     -----------
      Net income (loss) per common share          $       1.35    $       0.45    $     (2.06)   $      0.11     $      0.07
                                                  ============    ============    ===========    ===========     ===========

      Weighted average common shares,
          assuming dilution..........                   54,539          53,983         53,435         50,053          29,668
                                                  ============    ============    ===========    ===========     ===========

BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital................             $     91,791    $    117,615    $   154,888    $   180,819     $   152,128
      Total assets...................                  638,704         640,808        672,069        688,497         672,393
      Total debt.....................                  410,673         500,432        557,091        465,858         527,816
      Long-term debt.................                  353,877         453,923        537,830        433,035         480,769
      Stockholders' equity...........                  100,944          15,459          3,920        115,569           9,639


(1) Operating data for the fiscal year ended December 31, 1995 excludes the results of operations of AO as the AO Acquisition occurred on December 29, 1995, and is not directly comparable to subsequent periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal year 1999 was marked by sustained growth in sales and profits driven by improved performance across all product lines and continued reductions of overall operating expenses. The Company improved sales by 13.1 percent versus fiscal year 1998 due in part to the introduction of thirty new products servicing both the commercial and residential markets. An emphasis was placed on growth in the residential market as the Company substantially increased its sales force, launched natural stone product lines and opened a new state-of-the-art ceramic tile showroom and design center. In addition, product availability improved through the implementation of initiatives to improve all areas of the supply chain.

Increased efficiencies throughout the organization contributed to a significant improvement in earnings versus fiscal year 1998. Per unit manufacturing costs declined through the modernization of plant equipment, while transportation costs were reduced from 7.4 percent of sales in fiscal year 1998 to 6.7 percent of sales through improved controls and the fiscal year 1998 consolidation of freight carriers. Selling, general and administrative expenses declined from 29.6 percent of sales in fiscal year 1998 to 27.4 percent of sales in fiscal year 1999 due primarily to corporate cost reduction initiatives, lower bad debt expense and increased sales.

Cash flow from operations increased by $46.9 million due primarily to increased profitability and improvements in working capital. Days sales outstanding decreased from 51 days in fiscal year 1998 to 44 days in fiscal year 1999 due primarily to better accounts receivable collections. Billing procedures and invoice accuracy were improved and field credit managers were fully integrated into regional operations. Inventory turns improved from 3.0 in fiscal year 1998 to 3.2 in fiscal year 1999. The Company increased its capital spending by $19.3 million to $25.1 million primarily to increase capacity and to modernize its facilities. Free cash flow increased by $27.6 million versus fiscal year 1998 to $78.8 million.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                                             FISCAL YEAR ENDED
                                                           ----------------------------------------------------
                                                               DECEMBER 31,       JANUARY 1,        JANUARY 2,
                                                                   1999             1999              1998
                                                            ----------------   ---------------  ---------------
Net sales..............................................            100.0%            100.0%            100.0%
Cost of goods sold.....................................             51.8              52.7              59.8
                                                            ----------------   ---------------  ---------------
Gross profit...........................................             48.2              47.3              40.2
Operating expenses.....................................             34.7              37.8              50.5
                                                            ----------------   ---------------  ---------------
Operating income (loss)................................             13.5               9.5             (10.3)
Interest expense (net).................................              4.3               6.0               6.0
Other income...........................................                -               0.2               0.2
                                                            ----------------   ---------------  ---------------
Income (loss) before income taxes......................              9.2               3.7             (16.1)
Income tax provision...................................              0.5               0.5               0.2
                                                            ----------------   ---------------  ---------------
Net income (loss)......................................              8.7%              3.2%            (16.3)%
                                                            ================   ===============  ===============


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 1,
1999

NET SALES

Net sales increased $98.8 million, or 13.1 percent, to $850.6 million for fiscal year 1999 from $751.8 million for fiscal year 1998. The increase in sales related principally to the Company-operated sales centers, which increased $87.2 million, or 16.7 percent versus fiscal year 1998. During fiscal year 1999, the Company increased residential sales through new product introductions and the addition of a dedicated sales force. In addition, a new state-of-the-art showroom and design center was opened to provide higher levels of customer service to this market. Also, the Company achieved growth in commercial sales through improved product availability and overall customer service.

Net sales to independent distributors were down $1.4 million, or 1.2 percent versus fiscal year 1998 and the Home Center channel increased $9.0 million, or
10.4 percent. Independent distributor sales were negatively affected by the Company's continued process of restructuring its distributor base, while Home Centers sales were favorably affected by the growth of the residential business and sales to new store locations. Net sales within Mexico increased $3.7 million to $28.9 million in fiscal year 1999 from $25.2 million in fiscal year 1998.

GROSS PROFIT

Gross profit increased $54.4 million, or 15.3 percent, to $410.1 million in fiscal year 1999 from $355.7 million in fiscal year 1998. The increase in gross profit was due primarily to the growth in sales and lower manufacturing costs. Gross margin increased to 48.2 percent for fiscal year 1999 from 47.3 percent for fiscal year 1998. This increase was due primarily to lower manufacturing costs and increased productivity offset by reductions in selling prices caused by more intense competition. During fiscal year 1999, manufacturing cost reductions were achieved through shifts in production to low cost state-of-the-art manufacturing equipment at several facilities. In addition, efficiencies were gained through the implementation of various process improvements. Inventory shrink and breakage were significantly reduced due to better controls at the Company-operated stores and distribution centers.

OPERATING EXPENSES

Operating expenses increased $11.2 million, or 3.9 percent, to $295.6 million in fiscal year 1999 from $284.4 million in fiscal year 1998. The increase was due primarily to higher selling and marketing costs associated with the increase in sales.

Operating expenses as a percent of sales decreased to 34.7 percent in fiscal year 1999 from 37.8 percent in fiscal year 1998. This decrease was the result of higher sales and the Company's efforts to reduce general and administrative costs. Due to improved collection experience, bad debt provisions were lowered during fiscal year 1999 and consulting expenses were reduced through the completion of Y2K efforts and other initiatives. In addition, freight expense as a percent of sales decreased to 6.7 percent for fiscal year 1999 versus 7.4 percent in 1998 due to improved shipment planning, increased efficiencies in distribution and consolidation of freight carriers.

OPERATING INCOME

Operating income increased to $114.5 million in fiscal year 1999 from $71.3 million in fiscal year 1998. Operating margin increased to 13.5 percent compared to 9.5 percent for the previous fiscal year due primarily to increased sales and decreased operating costs.

INTEREST EXPENSE (NET)

Interest expense (net) decreased $7.9 million, or 17.6 percent, to $37.0 million in fiscal year 1999 from $44.9 million in fiscal year 1998. Interest expense decreased due to reduced borrowing requirements on the Company's credit facility. Also, lower fees and interest rates combined with reduced borrowing spreads contributed to the reduction in interest expense. The Company's credit facility contains a pricing mechanism that lowers borrowing spreads as financial performance improves. During fiscal year 1999, borrowing spreads decreased from 2.0 percent to 1.25 percent on the revolver and Term A Loan borrowings and decreased from 2.5 percent to 1.75 percent on the Term B Loan borrowings.

INCOME TAXES

The income tax provisions for fiscal years 1999 and 1998 reflect Mexico tax liabilities and U.S. state and possession income tax based on taxable income in those jurisdictions. No U.S. federal income tax expense was recorded for fiscal years 1999 and 1998 due to an offsetting reduction in a valuation allowance recorded against U.S. federal deferred tax assets. The valuation allowance was established in fiscal year 1997 offsetting any benefit of federal net operating losses and to reflect management's estimation as to the future utilization of the deferred tax assets. The pro forma effective tax rate assuming no net operating loss carryforward for fiscal years 1999 and 1998 would have been 38.5 percent.

During the fourth quarter of fiscal year 1999, the Company sold its talc mining operation along with the related mineral rights to Wold Talc Company. In conjunction with the sale, a long-term supply agreement for talc requirements was signed between the Company and Wold Talc Company. The Company recorded a $2.0 million gain on the sale of the talc mine, which will be amortized over the life of the long-term supply agreement. The transaction generated a $70 million net operating loss for tax purposes, for which a valuation allowance had previously been established to offset the benefit.

The Company will continue to reassess valuation allowance requirements in future reporting periods.

PESO-U.S. DOLLAR EXCHANGE RATE

The Company's Mexican facility is considered an extension of the U.S. parent and primarily a provider of ceramic tile to the Company's U.S. operations. Due to the U.S. parent's manufacturing requirements, fiscal year 1999 domestic sales in Mexico were limited to approximately 3.4 percent of the Company's consolidated net sales. Prior to fourth quarter 1998, translation gains or losses relating to exchange rate changes were reported as a separate component of stockholders' equity. Due to the change in functional currency in Mexico to the U.S. dollar, translation gains or losses and foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 1999, the Company recorded translation and transaction gains of approximately $0.1 million. If necessary, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes. During fiscal years 1999 and 1998, the Company did not enter into any foreign currency forward contracts.

FISCAL YEAR ENDED JANUARY 1, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 2, 1998

NET SALES

Net sales increased $75.2 million, or 11.1 percent, to $751.8 million for fiscal year 1998 from $676.6 million for fiscal year 1997. The increase in net sales was due principally to improved customer service in all distribution channels realized through system and process enhancements, better product availability and the restructuring of the sales organization in late fiscal year 1997. Net sales through Company-operated sales centers increased $50.7 million, or 10.7 percent, and same store sales increased approximately 10.3 percent. In addition, net sales increased within the independent distributor and Home Centers channels approximately $9.3 million, or 8.8 percent, and $7.2 million, or 9.2 percent, respectively. Net sales within Mexico increased $6.7 million to $25.2 million in fiscal year 1998 from $18.5 million in fiscal year 1997.

GROSS PROFIT

Gross profit increased $83.8 million, or 30.8 percent, to $355.7 million in fiscal year 1998 from $271.9 million in fiscal year 1997. The increase in gross profit was due primarily to the growth in sales and lower manufacturing costs.

Gross margin increased to 47.3 percent for fiscal year 1998 from 40.2 percent for fiscal year 1997. This increase was due primarily to higher sales and lower manufacturing costs. During fiscal year 1998, overall manufacturing plant utilization increased from approximately 80 percent to 90 percent resulting in lower per unit manufacturing costs. Additionally, cost reductions were achieved through the closing of inefficient plants and shifting production to low cost state-of-the-art facilities. Fiscal year 1997 results were negatively affected by inventory valuation adjustments of $36.5 million.

OPERATING EXPENSES

Operating expenses decreased $57.1 million, or 16.7 percent, to $284.4 million in fiscal year 1998 from $341.5 million in fiscal year 1997. The decrease was due primarily to reductions in staffing, lower bad debt expense and reduced professional service fees. Fiscal year 1997 was negatively affected by charges of $53.6 million. These charges related to the write-down of uncollectible trade accounts receivable and other non-productive assets, adjustments to accrued expenses and various other charges relating to the implementation of fiscal year 1997 initiatives to restructure the organization.

Operating expenses as a percent of sales decreased to 37.8 percent in fiscal year 1998 from 50.5 percent in fiscal year 1997. This decrease was the result of higher sales and the decreased expenses described above. In addition, freight expense as a percent of sales decreased to 7.4 percent for fiscal year 1998 versus 8.6 percent in fiscal year 1997.

OPERATING INCOME (LOSS)

Operating income (loss) increased to $71.3 million in fiscal year 1998, from a loss of $69.6 million in fiscal year 1997. Operating margin increased to 9.5 percent from a negative operating margin of 10.3 percent for the previous fiscal year due primarily to increased sales, decreased manufacturing costs and decreased expenses.

INTEREST EXPENSE (NET)

Interest expense (net) increased $4.5 million, or 11.1 percent, to $44.9 million in fiscal year 1998 from $40.4 million in fiscal year 1997. Interest expense increased due to higher borrowing requirements through the end of fiscal year 1997 and increased fees and interest rates in connection with the second and third quarter 1997 amendments to the Company's credit facility offset by decreases associated with the work-down of debt throughout fiscal year 1998.

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

PESO-U.S. DOLLAR EXCHANGE RATE

During fourth quarter of fiscal year 1998, management reviewed the reporting requirements related to its Mexican operations. Based on this review, the Company changed its functional currency in Mexico to the U.S. dollar. The Company's Mexican facility is considered an extension of the U.S. parent and primarily a provider of ceramic tile to the Company's U.S. operations. Due to the U.S. parent's manufacturing requirements, fiscal year 1998 domestic sales in Mexico were limited to approximately 3.4 percent of the Company's consolidated net sales. Prior to fourth quarter 1998, translation gains or losses relating to exchange rate changes were reported as a separate component of stockholders' equity. Due to the change in functional currency, translation gains or losses and foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 1998, the Company recorded translation and transaction gains of approximately $1.7 million. If necessary, management utilizes foreign currency forward contracts to offset exposure to exchange rate changes. During fiscal years 1998 and 1997, the Company did not enter into any foreign currency forward contracts.

ASSET WRITE-DOWNS AND OTHER CHARGES

FISCAL YEAR 1998

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. Based on this decision, the Company reviewed the carrying value to determine the extent, if any, of impairment relating to the asset. An aggregate provision of $6.6 million was recorded in cost of sales to reduce the carrying value of the facility to its estimated net realizable value. The provision was comprised of $1.7 million recorded during the second quarter of fiscal year 1998 based upon a preliminary estimate made by the Company and $4.9 million recorded during the fourth quarter of fiscal year 1998 based upon an independent appraisal. The provision in the fourth quarter was substantially offset by the release of excess reserves which were previously provided by the Company. At December 31, 1999, the net book value of the facility was $2.0 million and was classified in machinery and equipment on the face of the balance sheet.

FISCAL YEAR 1997

During fiscal year 1997, the Company recorded charges of $90.1 million to write-down obsolete and slow-moving inventories, uncollectible trade accounts receivable, other non-productive assets and costs for restructuring of manufacturing, store operations and corporate administrative functions. The charges were comprised of $36.5 million in cost of sales, $3.5 million in transportation expenses and $50.1 million in selling, general and administrative expenses.

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

The Company also extensively reviewed its finished product inventories, including various patterns, shapes and sizes. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKU's offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay in systems integration, resulted in a need to record fiscal year 1997 inventory provisions of $36.5 million, consisting of $14.2 million related to results of physical inventories, $15.7 million believed to be slow moving and/or obsolete inventory or out of balance inventory with other related products, $4.5 million to write-down certain other inventory accounts and $2.1 million to write-down raw materials.

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

As of December 31, 1999, reserves relating to the fiscal year 1997 charges to write-down inventories, accounts receivable and other non-productive assets were depleted, and the Company completed the work-down of all other charges incurred. During fiscal year 1999, the Company paid approximately $1.4 million of the remaining $3.8 million for severance and other costs. The remaining $2.4 million of outstanding reserves were reversed to income.

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

During fiscal year 1999, approximately $2.4 million of reserves associated with sales centers that had been closed were deemed in excess of future lease commitments due to the Company's efforts to sub-lease various locations. The excess was reversed against intangible assets booked at the time of the AO Acquisition. As of December 31, 1999, the Company retained approximately $3.6 million of reserves primarily related to the continued expiration of lease commitments associated with various other sales centers that were closed. Future cash outlays are anticipated to continue through the end of fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's existing bank credit agreement provided liquidity and capital resources for working capital requirements, capital expenditures and debt service. Cash provided by operating activities was $103.9 million in fiscal year 1999 versus $57.0 million in fiscal year 1998. This improvement was due primarily to increased profitability and improved management of working capital.

Net expenditures for property, plant and equipment were $25.1 million for fiscal year 1999, which included approximately $18.8 million for manufacturing process improvements and the expansion and modernization of various manufacturing facilities. In addition, the Company incurred expenditures for routine capital improvements and for enhancements to distribution and information systems.

Cash used in financing activities was $79.3 million for fiscal year 1999. Cash outflows for revolver repayments of $43.3 million, term debt amortization of $41.0 million and additional debt and fees of approximately $5.6 million were offset by cash inflows of approximately $10.6 million primarily related to the exercise of options of common stock. Total availability as of December 31, 1999 under the Third Amended Credit Facility was $128.0 million. The Company believes cash flow from operating activities, together with borrowings available under the Company's Third Amended Credit Facility will be sufficient to fund future working capital needs, capital expenditures and debt service requirements.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying aggregate notional amount on which the Company had interest rate swap agreements outstanding was $300.0 million at December 31, 1999, with $100.0 million in effect until January 13, 2000 and $200.0 million in effect through January 16, 2001. Under the terms of the swap agreements, the Company pays a fixed interest rate of approximately 5.7 percent. As of December 31, 1999, the swap agreements had an aggregate fair value of $1.5 million.

The peso fluctuation and economic uncertainties in Mexico are not expected to have a significant impact on the Company's liquidity. Since the Company has no peso-based borrowings, high interest rates in Mexico are not expected to directly affect the Company's liquidity. Any future devaluation of the peso against the U.S. dollar may adversely affect the Company's results of operations or financial position.

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

In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder, and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico. The United States currently imposes import duties on glazed ceramic tile from Mexico of approximately 12 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the results of operations for fiscal years 1999, 1998 and 1997. However, any future increases in the inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

IMPACT OF YEAR 2000

During the fourth quarter of fiscal year 1999, the Company completed efforts to modify and replace portions of its software and equipment so that its computer systems would function properly in the year 2000 and thereafter. The total Year 2000 project cost was approximately $5.0 million and was expensed as incurred. Efforts were expended to modify or upgrade mission critical Information Technology software information systems necessary to process day-to-day business transactions (such as customer sales and orders, invoices, customer statements, shipment planning and financial accounting). Also, modifications to manufacturing process computers and non-mission critical information systems, which included, but was not limited to, local area networks, desktop PC's and departmental software applications were completed.

As of March 1, 2000, the Company has not experienced any material Year 2000 compliance problems and, to the Company's knowledge, none of its significant vendors or customers have suffered material problems related to Year 2000 compliance that the Company believes are likely to materially adversely affect the Company. However, the Company cannot assure that problems will not occur in the future related to Year 2000 compliance or that such problems will not have a material adverse affect on operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information regarding the Company's market sensitive financial instruments and constitute forward-looking statements. The information is presented in U.S. dollars, which is the Company's reporting currency. Since all significant international operations use the U.S. dollar as the functional currency, the Company deems foreign currency risk to be minimal. The Company's major market risk exposure relates to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. rates, the Company currently maintains approximately 50 percent of its debt as fixed rate by entering into interest rate swap agreements. Interest rate swap agreements are designated with a portion of the principal balance and term of a specific debt obligation. The Company does not enter into contracts for speculative purposes.

INTEREST RATE SENSITIVITY TABLE AS OF DECEMBER 31, 1999:


                                                                                                  FAIR VALUE
                                                                                                 DECEMBER 31,
EXPECTED MATURITY DATES                 2000       2001        2002        2003        2004          1999
(IN THOUSANDS)                       ----------- ---------- ----------- ----------- -----------  -------------
Total  debt:
       Fixed rate...................   $  3,921    $ 2,885   $     879   $       -     $     -        $   7,685
       Average interest rate........       8.4%       8.5%        8.3%

       Variable rate................   $ 52,875    $52,875   $ 176,138   $ 120,800     $   300        $ 402,988
       Average interest rate (a)....       7.7%       8.6%        8.7%        9.4%        9.4%

Interest rate swaps:
       Pay fixed/receive variable...   $  2,050    $   152   $       -   $       -     $     -        $   1,501
       Average pay .................       5.7%       5.7%
       Average receive..............       6.7%       7.4%


(a) The Term loans, revolver borrowings and other debt bear interest at weighted average variable rates based on implied forward rates in the yield curve at the reporting date plus an applicable margin ranging from 0.25 percent to 2.75 percent depending upon the Company's leverage ratio (as defined under the Third Amended Credit Facility). The variable rate is equal to LIBOR ("London Interbank Offered Rate") or the prime rate as announced from time to time. At December 31, 1999, the LIBOR interest rate in effect was 5.8 percent and applicable margins were 1.25 percent and 1.75 percent for the Term A Loan / revolver borrowings and Term B Loan, respectively. The prime rate in effect was 8.5 percent and the applicable margin was 0.25 percent.

INTEREST RATE SENSITIVITY TABLE AS OF JANUARY 1, 1999:


                                                                                                           FAIR VALUE
                                                                                                           JANUARY 1,
EXPECTED MATURITY DATES                1999       2000       2001        2002       2003     THEREAFTER       1999
(IN THOUSANDS)                      ---------- ---------- ---------- ----------- ---------- ------------ -------------

Total  debt:
       Fixed rate...................  $  3,633   $  3,921   $  2,885    $    879   $      -      $     -      $ 11,318
       Average interest rate........      8.3%       8.4%       8.5%        8.3%

       Variable rate................  $ 42,876   $ 52,876   $ 52,876    $219,387   $120,800      $   299      $489,114
       Average interest rate (a)....      7.3%       7.5%       7.3%        7.3%       7.9%         7.9%

Interest rate swaps:
       Pay fixed/receive variable...  $  (900)   $    204   $     18    $      -   $      -      $     -      $ (3,174)
       Average pay..................      5.7%       5.7%       5.7%
       Average receive..............      5.4%       5.8%       5.9%


(a) The Term loans, revolver borrowings and other debt bear interest at weighted average variable rates based on implied forward rates in the yield curve at the reporting date plus an applicable margin ranging from 0.625 percent to 2.75 percent depending upon the Company's leverage ratio (as defined under the Third Amended Credit Facility). The variable rate is equal to LIBOR as announced from time to time. At January 1, 1999, the LIBOR interest rate in effect was 5.3 percent and applicable margins were 2.0 percent and 2.5 percent for the Term A Loan / revolver borrowings and Term B Loan, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth on pages F-1 through F-22 below and the related financial statement schedule is set forth on page S-1 below.

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


                  NAME                         AGE       POSITION OR OFFICE HELD
                  ---                          ---       -----------------------
Jacques R. Sardas.......................        69       President, Chief
                                                         Executive  Officer and
                                                         Chairman of the
                                                         Board of Directors
Charles J. Pilliod, Jr..................        81       Director
Douglas D. Danforth.....................        77       Director
John F. Fiedler.........................        61       Director
Vincent A. Mai..........................        59       Director
Norman E. Wells, Jr.....................        51       Director
Henry F. Skelsey........................        41       Director
John M. Goldsmith.......................        36       Director
Martin C. Murrer........................        42       Director
W. Christopher Wellborn.................        44       Executive Vice
                                                         President, Chief
                                                         Financial Officer and
                                                         Assistant Secretary
Mark A. Solls...........................        43       Vice President, General
                                                         Counsel and Secretary
Dan L. Cooke............................        58       Vice President,
                                                         Information Technology
William L. Justus.......................        45       Vice President,
                                                         Logistics
William R. Hanks........................        46       Vice President,
                                                         Manufacturing
David F. Finnigan.......................        43       Vice President, Home
                                                         Center Sales and
                                                         Business Development
Andrew D. Hiduke........................        52       Vice President, Human
                                                         Resources
Javier Eugenio Martinez Serna...........        48       Vice President, Mexico
                                                         Operations
Matthew J. Kahny........................        38       Vice President,
                                                         Marketing
Harold G. Turk..........................        53       Vice President, Sales
                                                         Centers Operations
H. Clay Orme............................        60       Vice President,
                                                         Operations
Silvano Cornia..........................        40       Vice President,
                                                         Research and
                                                         Development
D. Curtis Cook..........................        49       Vice President,
                                                         American Olean
                                                         Distribution
Scott R. Veldman........................        43       Treasurer


JACQUES R. SARDAS, President, Chief Executive Officer and Chairman of the Board of Directors - Mr. Sardas has been President and Chief Executive Officer of the Registrant since July 1997 and Chairman of the Board of Directors since September 1997. Prior to joining the Company, Mr. Sardas was Chairman and Chief Executive Officer of Sudbury, Inc. from 1992 to 1997. Prior to that, he spent 34 years at Goodyear Tire & Rubber Company, concluding as President of Goodyear Worldwide Tire.

CHARLES J. PILLIOD, JR., Director - Mr. Pilliod has been a Director of the Registrant since March 1990 and served as Chairman of the Board of Directors from October 1993 through September 1997. From October 1993 through April 1994, Mr. Pilliod also served as President and Chief Executive Officer of the Registrant. Mr. Pilliod served as U.S. Ambassador to Mexico from 1986 to 1989. Prior to that, he was the Chairman and Chief Executive Officer of Goodyear Tire & Rubber Company. Mr. Pilliod is also a director of Marvin & Palmer Associates, Inc.

DOUGLAS D. DANFORTH, Director - Mr. Danforth has been a Director of the Registrant since February 1997. He was Chairman and Chief Executive Officer of Westinghouse Corporation from December 1983 to December 1987. Mr. Danforth is also a Director of Sola International, Inc. and of Atlantic Express Transportation Corporation.

JOHN F. FIEDLER, Director - Mr. Fiedler has been a Director of the Registrant since July 1998. He is Chairman and Chief Executive Officer of Borg-Warner Automotive, Inc. Prior to joining Borg-Warner in June of 1994, he was Executive Vice President of Goodyear Tire & Rubber Company, where he was responsible for North American Tires. Mr. Fiedler's 29-year career with Goodyear included numerous sales, marketing and manufacturing positions in the U.S. and Far East.

VINCENT A. MAI, Director - Mr. Mai has been a Director of the Registrant since October 1989. Mr. Mai was the President, Chief Executive Officer and a Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant) from April 1989 to December 1998, which included appointment to Chairman in 1998. From January 1999 to December 1999, Mr. Mai served as Chairman and Chief Executive Officer and currently serves as Chairman of AEA Investors. For the preceding 15 years, he was a Managing Director of Lehman Brothers, Inc., an investment banking firm. Mr. Mai is also a Director of the Federal National Mortgage Association.

NORMAN E. WELLS, JR., Director - Mr. Wells has been a Director of the Registrant since December 1997. Mr. Wells was President and Chief Executive Officer of Easco, Inc. from November 1996 to September 1999. From March 1993 to November 1996, he was President and Chief Executive Officer of CasTech Aluminum Group, Inc. Mr. Wells is also a director of Sovereign Specialty Chemicals, Inc.

HENRY F. SKELSEY, Director - Mr. Skelsey has been a Director of the Registrant since October 1989. Since August 1998, Mr. Skelsey has been Executive Vice President and Chief Financial Officer of Tanning Technology Corporation, a system integration and solution business. From March 1988 until August 1998, Mr. Skelsey was a Managing Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant), and since August 1998, Mr. Skelsey has acted as a consultant to AEA Investors.

JOHN M. GOLDSMITH, Director - Mr. Goldsmith has been a Director of the Registrant since April 1996. Mr. Goldsmith is a Managing Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant), and has been associated with AEA Investors since 1989. Previously, he was a member of the Financial Services practice of Ernst & Young LLP, an independent accounting firm.

MARTIN C. MURRER, DIRECTOR - Mr. Murrer has been a Director of the Registrant since February 2000. Mr. Murrer has been a Managing Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant) since February 1999. From 1995 through 1999, Mr. Murrer was a Managing Director at Donaldson, Lufkin & Jenrette. From 1990 through 1995, he was a Vice President at Goldman Sachs. Mr. Murrer is also a Director of PC Connection, Inc.

W. CHRISTOPHER WELLBORN, Executive Vice President, Chief Financial Officer and Assistant Secretary - Mr. Wellborn has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Registrant since August 1997. From June 1993 to August 1997, Mr. Wellborn was Senior Vice President and
Chief Financial Officer of Lenox, Inc. Prior to Lenox, he was Vice President and Chief Financial Officer of Grand Metropolitan PLC's Alpo Pet Food Division.

MARK A. SOLLS, Vice President, General Counsel and Secretary - Mr. Solls has been Vice President, General Counsel and Secretary of the Registrant since January 1998. From December 1994 to December 1997, he was Vice President and General Counsel for ProNet, Inc. Additionally, Mr. Solls has owned a private practice and worked as counsel for various national health care companies. He is a Certified Mediator and a member of numerous legal associations.

DAN L. COOKE, Vice President, Information Technology - Mr. Cooke has been Vice President, Information Technology of the Registrant since January 1997. From 1982 to 1996, he held various positions with PepsiCo in the Frito-Lay and Pizza Hut divisions, most recently, as Pizza Hut Vice President, Information Technology. Prior to that, Mr. Cooke spent 17 years with IBM in sales and systems engineering management.

WILLIAM L. JUSTUS, Vice President, Logistics - Mr. Justus has been Vice President, Logistics of the Registrant since September 1998. From 1995 until he joined the Company, Mr. Justus was Vice President of Operations for Livingston Healthcare Services, Inc. From 1989 to 1995, Mr. Justus worked at Bayer Corporation, concluding as Director of Physical Logistics for Bayer's Agfa Division.

WILLIAM R. HANKS, Vice President, Manufacturing - Mr. Hanks has been Vice President, Manufacturing of the Registrant since February 1994. He has been with the Company since March 1985, and prior to 1994, served as General Manager, Assistant Plant Manager and Vice President, Manufacturing of one of the Company's floor tile facilities.

DAVID F. FINNIGAN, Vice President, Home Center Sales and Business Development -Mr. Finnigan has been Vice President, Home Center Sales and Business Development since January 2000. Mr. Finnigan was Vice President, Independent Distributor and Home Center Services from April 1998 through December 1999. From August 1997 through April 1998, Mr. Finnigan was Vice President, Independent Distributor Operations of the Company. From January 1996 through January 1997, Mr. Finnigan held the position of Vice President, Sales Center Operations of the Company. Prior to the AO Acquisition, he held various executive marketing positions with AO, AWI and Evans and Black.

ANDREW D. HIDUKE, Vice President, Human Resources - Mr. Hiduke has been Vice President, Human Resources of the Company since September 1999. From January 1998 to September 1999, Mr. Hiduke was a human resources consultant for various corporate clients. From February 1990 through January 1998, Mr. Hiduke was Senior Vice President for All First Financial (formerly First Maryland Bank Corp.) where he was responsible for retail delivery. Mr. Hiduke's 20-year career in banking included numerous senior level human resources management and operational positions.

JAVIER EUGENIO MARTINEZ SERNA, Vice President, Mexico Operations - Mr. Martinez has been Vice President, Mexico Operations of the Registrant since August
1995. Prior to August 1995, he was a Managing Director of Materiales Ceramicos S.A. de C.V., a prior subsidiary of the Registrant, since December 1985. From 1980 to 1985, Mr. Martinez was Vice President of Strategic Planning and Business Diversification of the food division of Protexa, a diversified oil services, construction and food products company in Monterrey, Mexico.

MATTHEW J. KAHNY, Vice President, Marketing - Mr. Kahny has been Vice President, Marketing since August 1997. From January 1996 to July 1997, Mr. Kahny was Vice President, Independent Distributor Operations. From July 1983 through December 1995, he served at AO, then a subsidiary of AWI, where he became Business Team Manager, Floor Tile Products.

HAROLD G. TURK, Vice President, Sales Center Operations - Mr. Turk has been Vice President, Sales Center Operations of the Registrant since January 1997. From January 1996 to December 1996, Mr. Turk was Vice President, Home Center Services of the Company. In 1995, Mr. Turk was Executive Vice President of Field Operations of the Company. In 1994, he was Executive Vice President of Marketing of the Company. From April 1991 through 1993, Mr. Turk was Executive Vice President of Sales and Marketing, Western Region of the Company. Mr. Turk was a Vice President of Warehouse Administration of the Company from 1976 to 1991.

H. CLAY ORME, Vice President, Operations - Mr. Orme has been Vice President, Operations of the Registrant since March 1999. Prior to joining the Company, Mr. Orme spent 36 years at Goodyear Tire & Rubber Company, concluding as Vice President, Product Supply for Goodyear's Global Operations. His responsibilities included the supervision of 85 plants located in twenty-six countries and corporate facilities planning.

SILVANO CORNIA, Vice President, Research and Development - Mr. Cornia has been Vice President, Research and Development of the Registrant since January 1994. Since July 1984, he has held various positions at the Company.

D. CURTIS COOK, Vice President, American Olean Distribution - Mr. Cook has been Vice President, American Olean Distribution of the Company since January 2000. From January 1996 until December 1999, Mr. Cook was General Manager, Independent Distributor Operations. From December 1979 through December 1995, he served at American Olean, then a subsidiary of AWI, where he became Regional Sales Manager, Southern Region.

SCOTT R. VELDMAN, Treasurer - Mr. Veldman has been Treasurer of the Registrant since December 1998. From October 1997 to December 1998, he was Assistant Treasurer for the Company. Prior to that, Mr. Veldman worked with Borg-Warner Security Corporation for 11 years, most recently as Assistant Treasurer.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in the sections captioned "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2000 Annual Meeting of the Stockholders (the "2000 Proxy Statement") is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing in the section "Principal Stockholders" in the 2000 Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the section captioned "Certain Transactions" in the 2000 Proxy Statement is incorporated by reference herein.

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


EXHIBIT
   NO.
-------

2.1 Stock Purchase Agreement, dated as of December 21, 1995, by and among Dal-Tile International Inc., Armstrong Enterprises, Inc., Armstrong Cork Finance Corporation and Armstrong World Industries, Inc. (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 19, 1996 and incorporated herein by reference.)

2.2 Agreement and Plan of Merger among Dal-Tile International Inc., DTI Investors LLC and DTI Merger Company, dated as of August 7, 1996. (Filed as Exhibit 2.1 to the Registrant's form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

EXHIBIT
   NO.
-------

3.1 Second Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Registrant's form 10Q filed on November 7, 1996, and incorporated herein by reference.)

3.2 Amended and Restated By-laws of the Company. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and incorporated herein by reference.)

4.1 Specimen form of certificate for Common Stock. (Filed as Exhibit 4.1 to the Registrant's form 10-K filed on March 17, 1999, and incorporated herein by reference.)

*4.2 Dal-Tile International Inc. 1990 Stock Option Plan. (As Amended and Restated) (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-70879) and incorporated herein by reference.)

*10.1 Amended and Restated Employment Agreement, dated June 7, 1993, between Dal-Tile Corporation and Harold G. Turk. (Filed as Exhibit 10.2.3 to the Registrant's Registration Statement on form S-1 (No. 33-64140) and incorporated herein by reference.)

10.2 Credit and Guarantee Agreement, dated August 14, 1996, among Dal-Tile International Inc., Dal-Tile Group Inc., the several banks, financial institutions and other entities from time-to-time party thereto, Credit Suisse, as Documentation Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and the Chase Manhattan Bank, as Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

10.3 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of the Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

10.4 Pledge Agreement dated as of August 14, 1996, made by Dal-Tile International Inc. in favor of the Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Group Inc. (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

10.5 Pledge Agreement dated as of August 14, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Corporation. (Filed as Exhibit 10.4 to the Registrant's Form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

10.6 Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de C.V. (Filed as Exhibit 10.2 to the Registrant's form 10-Q filed on November 7, 1996, and incorporated herein by reference.)

EXHIBIT
   NO.
-------


10.7 Form of Indemnification Agreement filed by Dal-Tile International Inc. and its directors and officers. (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

10.8 Settlement Agreement dated as of May 20, 1993, among AEA Investors Inc., DTM Investors Inc., Dal-Tile Group Inc., Dal-Tile Corporation, Dal-Minerals Company and Robert M. Brittingham and John G. Brittingham. (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-64140) and incorporated herein by reference.)

*10.9 Employment Agreement, dated as of June 13, 1997, and amended October 10, 1997, between Dal-Tile International Inc. and Jacques R. Sardas. (Filed as Exhibit 10.17 to the Registrant's Form 10-K for fiscal year 1997, and incorporated herein by reference.)

*10.10 Amended and Restated Employment Agreement, dated as of July 17, 1998 between Dal-Tile International Inc. and Jacques R. Sardas. (Filed as
         Exhibit 10.1 to the Registrant's form 10-Q filed on August 7, 1998 and incorporated herein by reference.)

*10.11 Employment Agreement, dated as of August 25, 1997, and amended on October 10, 1997, between Dal-Tile International Inc. and W. Christopher Wellborn. (Filed as Exhibit 10.18 to the Registrant's Form 10-K for fiscal year 1997, and incorporated herein by reference.)

*10.12 First Amendment to the Employment Agreement, dated as of November 24, 1998, between Dal-Tile International Inc. and W. Christopher Wellborn. (Filed as exhibit 10.12 to the Registrant's form 10-K for fiscal year 1998, and incorporated herein by reference.)

*10.13 Stock Appreciation Rights Agreements, dated as of October 10, 1997, and amended February 20, 1998, between Dal-Tile International Inc. and each of Jacques R. Sardas, W. Christopher Wellborn, Dan L. Cooke, Marc Powell and David F. Finnigan. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for fiscal year 1997, and incorporated herein by reference.)

10.14 First Amendment, dated as of June 19, 1997, to the Credit and Guarantee Agreement. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed November 17, 1997, and incorporated herein by reference.)

10.15 Second Amendment, dated as of September 30, 1997, to the Credit and Guarantee Agreement. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed on November 17, 1997, and incorporated herein by reference.)

10.16 Third Amendment, dated as of November 19, 1998, to the Credit and Guarantee Agreement. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on January 20, 1999, and incorporated herein by reference.)

10.17 Collateral Agreement, dated as of June 19, 1997, made by Dal-Tile Group Inc. and certain of its subsidiaries in favor of Chase Manhattan Bank, as Administration Agent. (Filed as Exhibit 10.22 to the Registrant's Form 10-K for fiscal year 1997 and incorporated herein by reference.)

EXHIBIT
   NO.
-------


+10.18 Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company.

+ 21.1    List of subsidiaries of Dal-Tile International Inc.

+ 23.1    Consent of Ernst and Young LLP

+ 24.1    Power of Attorney (on the signature page hereof)

+ 27.1    Financial Data Schedule
          -------------------------------------

          +       Included herewith

         (b)      Reports on Form 8-K:
                   None.

         (c)      Exhibits:
                   See Item 14(a) above.

         (d)      Financial Statement Schedule:
                   See Item 14(a) above.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 7TH DAY OF MARCH, 2000.


                                     DAL-TILE INTERNATIONAL INC.



                                       By:          /s/ Jacques R. Sardas
                                          -------------------------------------
                                                     JACQUES R. SARDAS
                                          President, Chief Executive Officer
                                         and Chairman of the Board of Directors




                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS JACQUES R. SARDAS AND/OR W. CHRISTOPHER WELLBORN AS HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, AND FILE THE SAME WITH ALL EXHIBITS THERETO, AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEY-IN-FACT AND AGENT FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, AND HEREBY RATIFIES, APPROVES AND CONFIRMS ALL THAT HIS SAID ATTORNEY-IN-FACT AND AGENT, OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                                   TITLE                   DATE
---------                                   -----                   ----
/s/Jacques R. Sardas          President, Chief Executive         March 7, 2000
-------------------           Officer and Chairman of the
Jacques R. Sardas             Board of Directors




SIGNATURE                                                 TITLE                         DATE
---------                                                 -----                         ----
/s/W. Christopher Wellborn              Executive Vice President, Chief             March 7, 2000
------------------------------          Financial Officer and Assistant
W. CHRISTOPHER WELLBORN                 Secretary (Principal Financial and
                                        Accounting Officer)

/s/John M. Goldsmith                    Director                                    March 7, 2000
------------------------------
 JOHN M. GOLDSMITH


/s/Charles J. Pilliod, Jr.              Director                                    March 7, 2000
------------------------------
 CHARLES J. PILLIOD, JR.


/s/Henry F. Skelsey                     Director                                    March 7, 2000
------------------------------
HENRY F. SKELSEY


/s/John F. Fiedler                      Director                                    March 7, 2000
------------------------------
JOHN F. FIEDLER


/s/Douglas D. Danforth                  Director                                    March 7, 2000
------------------------------
DOUGLAS D. DANFORTH


/s/Vincent A. Mai                       Director                                    March 7, 2000
------------------------------
VINCENT A. MAI


/s/Norman E. Wells, Jr.                 Director                                    March 7, 2000
------------------------------
NORMAN E. WELLS, JR.


/s/Martin C. Murrer                     Director                                    March 7, 2000
------------------------------
MARTIN C. MURRER


                           DAL-TILE INTERNATIONAL INC.

                  ITEM 14(A) - INDEX TO CONSOLIDATED FINANCIAL
                   STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998


                                    CONTENTS


           Report of Independent Auditors......................................................         F-2
           CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets at December 31, 1999 and January 1, 1999................         F-3
           Consolidated Statements of Operations for each of the three years in the period
           ended December 31, 1999.............................................................         F-4
           Consolidated Statements of Stockholders' Equity for each of the three years in the
           period ended December 31, 1999......................................................         F-5
           Consolidated Statements of Cash Flows for each of the three years in the period
           ended December 31, 1999.............................................................         F-6
           Notes to Consolidated Financial Statements..........................................         F-7
           CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE
           Schedule II - Valuation and Qualifying Accounts.....................................         S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Dal-Tile International Inc.

We have audited the accompanying consolidated balance sheets of Dal-Tile International Inc. as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dal-Tile International Inc. at December 31, 1999 and January 1, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Dallas, Texas                                   /s/ Ernst & Young LLP
January 26, 2000

                           DAL-TILE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,         JANUARY 1,
                                                          1999                1999
                                                     --------------      ---------------
                                                               (IN THOUSANDS)
ASSETS
Current Assets:
  Cash ........................................          $   1,193           $   1,546
  Trade accounts receivable ...................             94,915              93,331
  Inventories .................................            140,153             138,418
  Prepaid expenses ............................              4,884               4,213
  Other current assets ........................             14,819              17,319
                                                     --------------      ---------------
      Total current assets ....................            255,964             254,827
Property, plant and equipment, at cost:
  Land ........................................             11,456              12,364
  Leasehold improvements ......................             11,407              12,193
  Buildings ...................................             76,969              75,995
  Machinery and equipment .....................            190,195             179,479
  Construction in progress ....................             19,702               8,029
                                                     --------------      ---------------
                                                           309,729             288,060
Accumulated depreciation ......................            102,405              86,058
                                                     --------------      ---------------
                                                           207,324             202,002
Goodwill, net of amortization .................            143,041             147,796
Finance costs, net of amortization ............              5,226               6,687
Tradename and other assets, net of amortization             27,149              29,496
                                                     --------------      ---------------
      Total assets ............................          $ 638,704           $ 640,808
                                                     ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable ......................          $  36,388           $  28,684
  Accrued expenses ............................             67,375              59,920
  Current portion of long-term debt ...........             56,796              46,509
  Income taxes payable ........................              1,153                 169
  Deferred income taxes .......................              2,461               1,930
                                                     --------------      ---------------
      Total current liabilities ...............            164,173             137,212
Long-term debt ................................            353,877             453,923
Other long-term liabilities ...................             17,671              32,639
Deferred income taxes .........................              2,039               1,575
Commitments and Contingencies
Stockholders' Equity:
  Common stock ................................                547                 535
  Additional paid-in capital ..................            447,738             436,182
  Accumulated deficit .........................           (273,095)           (346,858)
  Accumulated other comprehensive loss ........            (74,246)            (74,400)
                                                     --------------      ---------------

      Total stockholders' equity ..............            100,944              15,459
                                                     --------------      ---------------
Total liability and stockholders' equity ......          $ 638,704           $ 640,808
                                                     ==============      ===============

                             See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          FISCAL YEAR ENDED
                                                         ----------------------------------------------------
                                                         DECEMBER 31,       JANUARY 1,          JANUARY 2,
                                                            1999              1999                1998
                                                         ----------         ---------           ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales ......................................          $ 850,568          $ 751,785           $ 676,637
Cost of goods sold .............................            440,514            396,112             404,728
                                                         ----------         ----------          ----------
                                                            410,054            355,673             271,909

Operating expense:
    Transportation .............................             57,124             55,988              58,425
    Selling, general and administrative ........            232,845            222,790             277,515
    Amortization of goodwill and tradename .....              5,607              5,604               5,605
                                                         ----------         ----------          ----------
Total operating expense ........................            295,576            284,382             341,545
                                                         ----------         ----------          ----------
Operating income (loss) ........................            114,478             71,291             (69,636)

Interest expense ...............................             37,125             45,051              40,649
Interest income ................................                126                128                 268
Other income ...................................                250              1,264               1,220
                                                         ----------         ----------          ----------
Income (loss) before income taxes ..............             77,729             27,632            (108,797)
Income tax provision ...........................              3,966              3,604               1,439
                                                         ----------         ----------          ----------
Net income (loss) ..............................          $  73,763          $  24,028           $(110,236)
                                                         ==========         ==========          ==========


BASIC EARNINGS PER SHARE
Net income (loss) per common share .............          $    1.36          $    0.45           $   (2.06)
                                                         ==========         ==========          ==========
Weighted average common shares .................             54,103             53,487              53,435
                                                         ==========         ==========          ==========


DILUTED EARNINGS PER SHARE
Net income (loss) per common share .............          $    1.35          $    0.45           $   (2.06)
                                                         ==========         ==========          ==========
Weighted average common shares assuming dilution             54,539             53,983              53,435
                                                         ==========         ==========          ==========


                             See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                                                            ACCUMULATED
                                                           ADDITIONAL                          OTHER
                                               COMMON       PAID-IN       ACCUMULATED      COMPREHENSIVE
                                               STOCK        CAPITAL         DEFICIT             LOSS             TOTAL
                                           ------------  -------------  ---------------  ------------------  ------------

BALANCE AT JANUARY 3, 1997 .........        $     534      $ 436,100       $(260,650)        $ (60,415)       $ 115,569

COMPREHENSIVE LOSS:
Net loss ...........................                -              -        (110,236)                -         (110,236)
Currency translation adjustment ....                -              -               -            (1,413)          (1,413)
                                                                                                             ------------
Total comprehensive loss ...........                -              -               -                 -         (111,649)
                                           ------------  -------------  ---------------  ------------------  ------------

BALANCE AT JANUARY 2, 1998 .........              534        436,100        (370,886)          (61,828)           3,920
Common stock registration expense ..                -         (1,030)              -                 -           (1,030)
Proceeds from common stock issue ...                1          1,112               -                 -            1,113

COMPREHENSIVE INCOME:
Net income .........................                -              -          24,028                 -           24,028
Currency translation adjustment ....                -              -               -           (12,572)         (12,572)
                                                                                                             ------------
Total comprehensive income .........                -              -               -                 -           11,456
                                           ------------  -------------  ---------------  ------------------  ------------

BALANCE AT JANUARY 1, 1999 .........              535        436,182        (346,858)          (74,400)          15,459
Stock option compensation ..........                -            255               -                 -              255
Exercise of stock options ..........               12         11,301               -                 -           11,313

COMPREHENSIVE INCOME:
Net income .........................                -              -          73,763                 -           73,763
Currency translation adjustment ....                -              -               -               154              154
                                                                                                             ------------
Total comprehensive income .........                -              -               -                 -           73,917
                                           ------------  -------------  ---------------  ------------------  ------------

BALANCE AT DECEMBER 31, 1999 .......        $     547      $ 447,738       $(273,095)        $ (74,246)       $ 100,944
                                           ============  =============  ===============  ==================  ============

                             See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FISCAL YEAR ENDED
                                                          -------------------------------------------------------
                                                            DECEMBER 31,          JANUARY 1,           JANUARY 2,
                                                               1999                  1999                1998
                                                          --------------       --------------       -------------
                                                                               (IN THOUSANDS)

OPERATING ACTIVITIES
Net income (loss) .................................          $  73,763           $  24,028           $(110,236)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization ...................             26,889              27,873              24,543
  Impairment of long-lived assets .................                -                 6,625                 -
  Provision for losses on  accounts receivable ....              2,199               7,024              27,805
  Foreign exchange transaction (gain) loss ........                153              (2,407)                339
  Deferred income tax provisions (benefit) ........             (1,717)              1,995                (475)

Changes in operating assets and liabilities:
  Trade accounts receivable .......................             (3,673)             (5,091)               (688)
  Inventories .....................................             (1,388)            (14,956)             10,845
  Other assets ....................................              3,474              (3,194)             (7,420)
  Trade accounts payable and accrued expenses .....             14,594              14,955               4,442
  Accrued interest payable ........................                 94              (1,797)             (1,004)
  Other liabilities ...............................            (10,444)              1,901                (958)
                                                          --------------       --------------       -------------
Net cash provided by (used in) operating activities            103,944              56,956             (52,807)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net            (25,129)             (5,776)            (40,074)

FINANCING ACTIVITIES
Borrowings under long-term debt ...................            255,600             149,808             111,007
Borrowings under Term B Loan ......................                -                   -               125,000
Repayment of long-term debt .......................           (345,359)           (206,467)            (19,968)
Repayment of long-term debt from Term B loan ......                -                   -              (122,000)
Fees associated with debt refinancing and stock
     registration .................................               (176)             (1,118)             (3,576)
Proceeds from issuance of common stock ............             10,640               1,113                 -
                                                          --------------       --------------       -------------
Net cash provided by (used in) financing activities            (79,295)            (56,664)             90,463

Effect of exchange rate on cash ...................                127                (458)                (93)
                                                          --------------       --------------       -------------
Net decrease in cash ..............................               (353)             (5,942)             (2,511)
Cash at beginning of year .........................              1,546               7,488               9,999
                                                          --------------       --------------       -------------
Cash at end of year ...............................          $   1,193           $   1,546           $   7,488
                                                          ==============       ==============       =============

                             See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.       ORGANIZATION

Dal-Tile International Inc. (the "Company"), a holding company, owns the outstanding capital stock of its sole direct subsidiary, Dal-Tile Group Inc. (the "Group"), and conducts its operations through the Group. The Group also conducts substantially all of its operations through its subsidiaries. Dal-Tile International Inc., as a stand-alone holding company, has no operations (see Note 13).

The Group is a multinational manufacturing and distribution company operating in the United States, Mexico and Canada. The Group offers a full range of glazed and unglazed ceramic tile products and accessories, as well as natural stone products. The Group's products are sold principally through its extensive network of Company-operated sales centers. The Group also distributes products through independent distributors and sells to home center retailers and flooring dealers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the consolidation of all accounts of the Company, which includes the Group and the Group's wholly owned subsidiaries:

                                                             FORM OF ENTITY
                                                             --------------
Dal-Tile Group Inc....................................      U.S. Corporation
Dal-Tile Corporation..................................      U.S. Corporation
Tileways, Inc.........................................      U.S. Corporation
DTM/CM Holdings, Inc..................................      U.S. Corporation
Dal-Tile Mexico, S.A. de C.V. ("Dal-Tile Mexico").....    Mexican Corporation
Dal-Tile of Canada Inc................................    Canadian Corporation

During 1999, the Company merged the operations of R&M Supplies, Inc. and Dal-Minerals Company into Dal-Tile Corporation.

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales upon shipment.

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

DEPRECIATION

Depreciation for financial reporting purposes is determined using the straight-line method. Estimated useful lives are as follows:

                                                                         YEARS
                                                                   -----------------
         Leasehold improvements...............................      Life of lease
         Buildings............................................         20 - 30
         Machinery and equipment..............................          3 - 15

INTANGIBLE ASSETS

Goodwill and tradename, which represent the excess cost over the fair value of net assets acquired, are amortized on a straight-line basis over the expected period to be benefited of 40 years and 25 years, respectively. Accumulated amortization relating to goodwill at December 31, 1999 and January 1, 1999 was $71,421,000 and $66,654,000, respectively. Accumulated amortization relating to tradename at December 31, 1999 and January 1, 1999 was $3,360,000 and $2,520,000, respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operations. Recoverability is reviewed when events or changes in circumstances indicate that the carrying amount may exceed such cash flows.

FINANCE COSTS

Finance costs incurred in connection with financings are being amortized over the term of the related debt on a straight-line basis. Accumulated amortization at December 31, 1999 and January 1, 1999 was approximately $3,819,000 and $2,358,000, respectively.

ADVERTISING EXPENSE

Advertising and promotion expenses are charged to income during the period in which they are incurred. Advertising and promotion expenses incurred for the fiscal years 1999, 1998 and 1997 amounted to $20,572,000, $14,353,000 and
$16,722,000, respectively.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the underlying common stock at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

RETIREMENT PLANS

The Company maintains a defined contribution 401(k) plan for eligible employees. A participant may contribute up to 15% of his total annual compensation (annual base pay for union participants) to the plan. Contributions by the Company to the plan are made at the discretion of its Board of Directors. Currently, the Company matches 50% of any non-union participant's contribution to the plan up to 6% of the employee's total annual compensation. Dal-Tile Mexico maintains a defined benefit plan for eligible employees with funding policies based on local statutes.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican operations use the U.S. dollar as their functional currency. Translation gains or losses are reflected in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations. The Company experienced foreign currency transaction gains of $137,000, $1,727,000 and $558,000 for the years ended December 31, 1999,
January 1, 1999 and January 2, 1998, respectively.

FINANCIAL INSTRUMENTS

The carrying amounts of cash, trade accounts receivables and trade accounts payable approximate fair value because of the short maturity of those instruments. The carrying amount of the Company's long-term debt approximates its fair value, which the Company estimates based on incremental rates of comparable borrowing arrangements.

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

Trade accounts receivable are net of an allowance for losses from uncollectible accounts of $5,186,000 and $9,581,000 at December 31, 1999 and January 1, 1999, respectively.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NET INCOME (LOSS) PER SHARE

The computations of the Company's basic and diluted earnings per share are presented in the table below.

                                                         FISCAL YEAR ENDED
                                       ----------------------------------------------------------
                                          DECEMBER 31,       JANUARY 1,          JANUARY 2,
                                             1999              1999                  1998
                                       ---------------    ----------------     ------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss) ..................   $       73,763      $       24,028        $     (110,236)
                                       ===============    ================     ==================

Weighted average common shares .....           54,103              53,487                53,435

Net income (loss) per common share..   $         1.36      $         0.45        $        (2.06)
                                       ===============    ================     ==================

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss) ..................   $       73,763      $       24,028        $     (110,236)
                                       ===============    ================     ==================

Weighted average common shares .....           54,103              53,487                53,435
Effect of dilutive stock options ...              436                 496                     -
                                       ---------------    ----------------     ------------------
Weighted average common shares
assuming dilution ..................           54,539              53,983                53,435

Net income (loss) per common share..   $         1.35      $         0.45        $        (2.06)
                                       ===============    ================     ==================

Options to purchase 2,472,000 shares of common stock at prices ranging from $9.44 to $11.94 per share were outstanding during the fourth quarter of fiscal year 1999, but were not included in the computation of diluted earnings per share for fiscal year 1999 because the options' exercise price was greater than the average market price of the common shares during each quarter of fiscal year 1999 in which the options were outstanding.

Options to purchase 1,694,000 shares of common stock at prices ranging from $8.69 to $9.01 per share were outstanding during the fourth quarter of fiscal year 1998 but were not included in the computation of diluted earnings per share for fiscal year 1998 because the options' exercise price was greater than the average market price of the common shares during each quarter of fiscal year 1998 in which the options were outstanding.

Options to purchase 6,597,371 shares of common stock at prices ranging from $9.01 to $13.75 per share were outstanding at January 2, 1998, but were not included in the computation of diluted earnings per share for fiscal year 1997. Due to the Company's net loss for the year, these options would have had an antidilutive effect on earnings per share.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). This deferred the required adoption of SFAS 133 to fiscal years and quarters beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

3.  INVENTORIES

Inventories consist of the following:

                                                            DECEMBER 31,           JANUARY 1,
                                                                1999                   1999
                                                          ------------------    ------------------
                                                                      (IN THOUSANDS)

Finished products in U.S...........................        $      118,877         $     119,508
Finished products in Mexico........................                 4,828                 3,822
Finished products in Canada........................                 2,166                 2,019
Goods-in-process...................................                 4,316                 4,053
Raw materials......................................                 9,966                 9,016
                                                          ------------------    ------------------

Total inventories..................................        $      140,153         $     138,418
                                                          ==================    ==================

If U.S. finished products inventories were shown at current costs
(approximating the FIFO method) rather than at LIFO values, inventories would have been $2,700,000 lower and $1,600,000 lower than reported at December 31, 1999 and January 1, 1999, respectively.

During fiscal year 1999, inventory quantities in six LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the fiscal year 1999 costs, the effect of which decreased net income by approximately $1,713,000, or $0.03 per share (basic and diluted).

During fiscal year 1998, inventory quantities in six LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the fiscal year 1998 costs, the effect of which decreased net income by approximately $772,000, or $0.01 per share (basic and diluted).

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           DECEMBER 31,          JANUARY 1,
                                                                                               1999                 1999
                                                                                         ------------------    ----------------
                                                                                                    (IN THOUSANDS)
Term A Loan,  interest  due  quarterly  at  LIBOR  plus  1.25% or  Prime  plus  .25%
   (approximately  8.1% at December 31, 1999),  principal due in variable  quarterly
   installments  through December 31, 2002.(1)......................................     $        165,000      $     205,000
Term B Loan,  interest  due  quarterly  at LIBOR plus 1.75%  (approximately  7.9% at
   December 31, 1999),  principal  due in variable  quarterly  installments  through
   December 31, 2003.(1)............................................................              123,000            124,000
Revolving  line of credit,  interest due quarterly at blended LIBOR rates plus 1.25%
   or Prime plus .25%  (approximately  8.6% at December  31,  1999),  principal  due
   December 31, 2002.(1)............................................................              108,800            152,050
Other, principally borrowings to fund capital additions.............................               13,873             19,382
                                                                                         ------------------    ----------------
                                                                                                  410,673            500,432
Less current portion................................................................               56,796             46,509
                                                                                         ------------------    ----------------
                                                                                         $        353,877      $     453,923
                                                                                         ==================    ================

(1) Substantially all of the Company's assets are pledged on the debt.

During the fourth quarter of fiscal year 1998, the Company amended certain financial covenants to provide increased flexibility under the Second Amended Credit Facility (as amended, the "Third Amended Credit Facility"). Under the Third Amended Credit Facility, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at December 31, 1999. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

As of December 31, 1999, the Company had availability of approximately $127,985,000 on the revolving line of credit. The availability is net of $13,215,000 in letters of credit for foreign inventory purchases and industrial revenue bond financing transactions.

The Company periodically uses interest rate swap agreements to manage exposure to fluctuations in interest rates. These agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on the agreements is recognized as an adjustment to interest expense over the term of the underlying swap agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date. The underlying aggregate notional amount on which the Company had interest rate swap agreements outstanding was $300,000,000 at December 31, 1999, with $100,000,000 in effect until January 13, 2000 and $200,000,000 in effect through January 16, 2001. Under the terms of the swap agreements, the Company pays a fixed interest rate of approximately 5.7%. As of December 31, 1999, the swap agreements had an aggregate fair value of $1,501,310.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1999, (in Thousands) are:

                      2000.............................       $    56,796
                      2001.............................            55,760
                      2002.............................           177,017
                      2003.............................           120,800
                      2004.............................               300

Total interest cost incurred for the fiscal years 1999, 1998 and 1997 amounted to approximately $37,508,000, $45,173,000 and $41,817,000, respectively, of which approximately $383,000, $122,000 and $1,168,000, respectively, was capitalized to property, plant and equipment. Total interest paid was $35,952,000, $45,712,000 and $41,899,000 for fiscal years ended December 31,
1999, January 1, 1999 and January 2, 1998, respectively.

5.   CAPITAL STRUCTURE

Common stock consists of the following:

                                                                    DECEMBER 31,              JANUARY 1,
                                                                        1999                     1999
                                                                  ------------------       ------------------
                                                                                (IN THOUSANDS)
Common  stock,   $0.01  par  value  -  authorized   shares  -
200,000,000,  issued and  outstanding  shares,  54,669,255 at
December 31, 1999 and 53,552,246 at January 1, 1999.........        $           547          $          535
                                                                  ==================       =================

At December 31, 1999, the Company had authorized 11,100,000 shares of preferred stock, none of which were outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon, including the election of directors. Holders of common stock do not have cumulative voting rights and, therefore, holders of a majority of the remaining shares will not be able to elect any directors.

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

6.       ASSET WRITE-DOWN AND OTHER CHARGES

FISCAL YEAR 1998

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. Based on this decision, the Company reviewed the carrying value to determine the extent, if any, of impairment relating to the asset. An aggregate provision of $6,625,000 was recorded in cost of sales to reduce the carrying value of the facility to its estimated net realizable value. The provision was comprised of $1,700,000 recorded during the second quarter of fiscal year 1998 based on a preliminary estimate made by the Company and $4,925,000 recorded during the fourth quarter of fiscal year 1998 based on an independent appraisal. The provision in the fourth quarter was substantially offset by the release of excess reserves, which were previously provided by the Company. At December 31, 1999, the net book value of the facility was $2,000,000 and was classified in machinery and equipment on the face of the balance sheet.

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

In response to deterioration in the aging of the Company's accounts receivables, the Company increased collection efforts and undertook detailed reviews of collectibility, and subsequently recorded an increase in the reserve for the doubtful accounts of $21,300,000 for fiscal year 1997. The write down of uncollectible trade accounts receivable related to increases in receivables balances arising principally as a result of earlier sales initiatives that included, among other things, extended credit terms and efforts to expand the Company's customer base, and operational and systems integration issues that resulted in limited access by sales center personnel to certain account information. In addition, in an effort to improve customer service, authority to extend credit was decentralized and assigned to management at the retail sales centers. Sales resulting from these initiatives were a result of products being shipped under defined terms to customers, with the full expectation of invoiced amounts being paid in full within the terms of the sale. By the end of the second quarter of fiscal year 1997, the sales initiatives, which began in the fourth quarter of fiscal year 1996, were discontinued and the Company moved to a more centralized credit approval process and implemented more stringent credit policies.

The Company also extensively reviewed its finished product inventories, including various patterns, shapes and sizes. Management believes that delays in systems integration resulted in impaired inventory management, and, in particular, resulted in an imbalance in inventory mix. During the third quarter of fiscal year 1997, the Company's new management undertook an additional study of the business and its operations and determined that it would reduce the number of SKUs offered for sale by the Company and would discontinue additional patterns. These actions, coupled with the results of physical inventories and the delay of systems integration, resulted in the need to record fiscal year 1997 inventory provisions of $36,500,000, consisting of $14,200,000 related to results of physical inventories, $15,700,000 believed to be slow-moving and/or obsolete inventory or out of balance inventory with other related products, $4,500,000 to write-down certain other inventory accounts and $2,100,000 to write-down raw materials.

The balance of the charges consisted of $6,700,000 in respect to terminated employees, $6,200,000 primarily related to liabilities incurred for lease terminations, executive search fees and other items, $8,500,000 in respect of accrued expenses, primarily related to freight and insurance, $5,300,000 in respect of fixed assets impairment and $5,600,000 in respect of other charges, primarily related to write-down of notes, non-trade receivables and certain other assets.

As of December 31, 1999, reserves relating to the fiscal year 1997 charges to write-down inventories, accounts receivable and other non-productive assets were depleted, and the Company completed the work-down of all other charges incurred. During fiscal year 1999, the Company paid approximately $1,400,000 of the remaining $3,800,000 for severance and other costs. The remaining $2,400,000 of outstanding reserves were reversed to income.

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

During fiscal year 1999, approximately $2,400,000 of reserves associated with sales centers that had been closed were deemed in excess of future lease commitments due to the Company's efforts to sub-lease various locations. The excess was reversed against intangible assets booked at the time of the AO Acquisition. As of December 31, 1999, the Company retained approximately $3,600,000 of reserves primarily related to the continued expiration of lease commitments associated with various other sales centers that had been closed. Future cash outlays are anticipated to continue through the end of fiscal year 2004.

7.       INCOME TAXES

Income (loss) before income taxes relating to operations is as follows:

                                                       FISCAL YEAR ENDED
                                         --------------------------------------------
                                          DECEMBER 31,     JANUARY 1,     JANUARY 2,
                                              1999            1999           1998
                                         -------------    -----------    ------------
                                                         (IN THOUSANDS)
United States................             $    65,430      $  12,905      $ (116,249)
Mexico.......................                  11,502         14,827           7,879
Other........................                     797           (100)           (427)
                                         -------------    -----------    ------------

                                          $    77,729      $  27,632      $ (108,797)
                                         =============    ===========    ============

The components of the provision for income taxes include the following:

                                                          FISCAL YEAR ENDED
                                         --------------------------------------------------
                                            DECEMBER 31,       JANUARY 1,       JANUARY 2,
                                                1999              1999             1998
                                         ---------------    --------------    -------------
                                                            (IN THOUSANDS)
U.S. state - current...............          $    334         $      262          $     -
U.S. - deferred....................             1,247              1,286                -
                                         ---------------    --------------    -------------
                                                1,581              1,548                -

Mexico - current...................             2,289              1,876             2,082
Mexico - deferred..................                96                180              (643)
                                         ---------------    --------------    -------------
                                                2,385              2,056             1,439
                                         ---------------    --------------    -------------
Total..............................          $  3,966         $    3,604          $  1,439
                                         ===============    ==============    =============

Principal reconciling items from income tax provision (benefit) computed at the U.S. statutory rate of 35% and the provision for income taxes for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998 are as follows:

                                                                    FISCAL YEAR ENDED
                                                   ----------------------------------------------------
                                                     DECEMBER 31,       JANUARY 1,          JANUARY 2,
                                                         1999              1999                1998
                                                   --------------     --------------     --------------
                                                                       (IN THOUSANDS)
Provision (benefit) at U.S. statutory rate........     $ 27,205       $       9,671          $ (37,958)
Amortization of goodwill..........................        1,667               1,667              1,668
State income tax..................................        1,028               1,006             (5,489)
Foreign loss not benefited........................         (279)                 35                149
Difference between U.S. and Mexico
  statutory rate..................................          915                 884                709
Mexico inflationary indexing and other............       (2,556)             (2,267)            (2,028)
Valuation allowance...............................      (24,285)             (7,679)            44,107
Other.............................................          271                 287                281
                                                   --------------     --------------     --------------
Total.............................................     $  3,966       $       3,604          $   1,439
                                                   ==============     ==============     ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are as follows:

                                                                       DECEMBER 31,             JANUARY 1,
                                                                           1999                    1999
                                                                    -------------------    -------------------
                                                                                 (IN THOUSANDS)
Deferred tax liabilities:
Book basis of property, plant and equipment over tax..........      $           18,394         $     17,777
Book basis of other assets over tax.........................                     9,319               10,866
Other, net .................................................                     9,592                8,323
                                                                    -------------------    -------------------
      Total deferred tax liabilities........................                    37,305               36,966
                                                                    -------------------    -------------------
Deferred tax assets:
Tax basis of inventories over book..........................                      922                 9,326
Tax basis of other assets over book.........................                      741                25,884
Net operating loss carryforwards............................                   56,530                45,741
Expenses not yet deductible for tax.........................                   11,351                13,535
                                                                    -------------------    -------------------
      Total deferred tax assets.............................                   69,544                94,486

Valuation allowance for deferred tax assets.................                  (36,739)              (61,025)
                                                                    -------------------    -------------------
Net deferred tax assets.....................................                   32,805                33,461
                                                                    -------------------    -------------------
Net deferred tax liabilities................................        $           4,500          $      3,505
                                                                    ===================    ===================


Total income tax payments, net of refunds received, during the fiscal years ended December 31, 1999, January 1, 1999, and January 2,1998, were $1,680,000, $1,836,000 and $3,206,000, respectively. The Company has U.S. federal net operating loss carryforwards of approximately $147,000,000, which expire in the years 2008 - 2019. The net operating loss carryforwards will be available to offset regular U.S. taxable income during the carryforward period.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate U.S. taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance retained in fiscal year 1999.

U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of deductions that would be available to offset future taxable income each year, starting with the year of the ownership change.

A company operating in Mexico is generally required by law to contribute 10% of pre-tax profits (subject to certain adjustments) directly to employees. These mandatory charges were not deductible for Mexican income tax purposes during the fiscal years ending December 31, 1999, January 1, 1999 and January 2, 1998 and, for financial statement presentation purposes, have been classified as components of income tax expense. Total tax provision amounts accrued by Dal-Tile Mexico for this obligation amounted to approximately $915,000, $810,000 and $327,000 for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

During the fourth quarter of 1999, the Company sold its talc mining operation along with the related mineral rights to Wold Talc Company. In conjunction with the sale, a long-term supply agreement for talc requirements was signed between the Company and Wold Talc Company. The Company recorded a $2,000,000 gain on the sale of the talc mine, which will be amortized over the life of the long-term supply agreement. The transaction generated a $70,000,000 net operating loss for tax purposes, for which a valuation allowance had previously been established to offset the benefit.

8. RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers of AEA Investors.

During fiscal year 1996, the Company entered into an agreement with AWI to provide mainframe data processing services. The agreement expired on May 31, 1999. Payments made under this agreement were $4,542,000, $6,749,000 and $6,147,000 for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

9. EMPLOYEE STOCK PURCHASE PLAN

In March 1999, the Company's Stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase common stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis beginning on January 1 and July 1 of each year. The Company reserved for issuance 500,000 shares, all of which were available for issue at December 31, 1999.

10. STOCK PLAN

The Company has a stock option plan (the "Plan") that provides for the granting of options for up to 9,608,545 shares of its common stock to key employees of the Company. Options granted under the Plan prior to January 1, 1996 vest 20% at the date of the grant and 20% on each successive anniversary of the date of the grant until fully vested. Generally, options granted on or after January 1, 1996 vest 25% at the date of the grant and 25% on each successive anniversary of the date of the grant until fully vested. In each case, the options expire on the tenth anniversary of the date of the grant. The terms of the stock option plan may be modified on an individual grant basis at the discretion of the Company's Board of Directors.

Stock option activity under the Plan is summarized as follows (option data shown below is after giving effect to the Company's options conversion):

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                           NUMBER OF             RANGE OF             EXERCISE
                                            SHARES            EXERCISE PRICES          PRICE
                                        --------------     ---------------------  ----------------

Outstanding at January 3, 1997 .           4,105,834           $ 9.01 - 19.75       $    9.50
    Granted ....................           3,215,174            12.63 - 17.00           13.41
    Cancelled ..................            (723,637)            9.01 - 19.75           10.44
                                        --------------     ---------------------  ----------------

Outstanding at January 2, 1998 .           6,597,371           $ 9.01 - 13.75       $   11.30
    Granted ....................           3,770,000             8.69 - 11.31            8.92
    Cancelled ..................            (110,024)            9.01 - 13.69           11.26
                                        --------------     ---------------------  ----------------

Outstanding at January 1, 1999 .  (1)     10,257,347           $ 8.69 - 11.94       $    9.73
    Granted ....................             475,000             8.44 - 11.25            9.03
    Exercised ..................            (975,094)            8.69 - 9.91             9.33
    Cancelled ..................            (522,359)            8.69 - 11.94            9.44
                                        --------------     ---------------------  ----------------

Outstanding at December 31, 1999           9,234,894           $ 8.44 - 11.94        $   9.77
                                        ==============     =====================  ================

(1) In February 1998, 2,675,000 stock options with a price range of $13.69 to $13.75 were repriced to the then current fair value price of $11.94. In December 1998, 3,617,279 stock options with a price range of $9.44 to $13.69 were repriced to $9.01, which was in excess of the then current fair market value.

The Company has reserved 9,608,545 shares of common stock for options, 373,651 of which had not been granted at December 31, 1999, and are for future issuance under the Plan.

At December 31, 1999, January 1, 1999 and January 2, 1998, there were 5,415,212 options exercisable at a weighted average exercise price of $10.03, 5,051,347 options exercisable at a weighted average exercise price of $9.84 and 4,200,159 options exercisable at a weighted average exercise price of $10.07 respectively.

The following table summarizes information with regard to stock options outstanding at December 31, 1999:

                                                                      WEIGHTED AVERAGE
                  EXERCISE                   OPTIONS                      REMAINING
                    PRICE                  OUTSTANDING                CONTRACTUAL LIFE
             --------------------    ------------------------     -------------------------
                   $     8.44                 100,000                    9.70 years
                         8.69                 996,000                    8.94 years
                         8.81                 100,000                    9.16 years
                         9.01               5,114,758                    5.91 years
                         9.19                 228,000                    9.82 years
                         9.44                  32,000                    9.96 years
                         9.91                 224,136                    0.05 years
                        11.25                  15,000                    9.51 years
                        11.94               2,425,000                    7.77 years

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

                                                                               FISCAL YEAR ENDED
                                                            ---------------------------------------------------------
                                                              DECEMBER 31,           JANUARY 1,          JANUARY 2,
                                                                  1999                 1999                1998
                                                            -----------------     ---------------    ----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) - as reported........................     $      73,763         $      24,028      $   (110,236)
Net income (loss) - pro forma..........................            62,609                14,929          (112,150)
Earnings (loss) per share as reported - basic..........              1.36                  0.45             (2.06)
                                      - diluted........              1.35                  0.45             (2.06)
Earnings (loss) per share pro forma   - basic..........              1.16                  0.28             (2.10)
                                      - diluted........              1.15                  0.28             (2.10)

The pro forma effects on net income (loss) for the fiscal years ended January 1, 1999 and January 2, 1998 are not representative of the pro forma effect on net income (loss) in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted average fair value at date of grant for options granted during the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998 was $3.80, $4.03 and $5.62 per option, respectively. The fair value of the options at the date of grant was estimated using the Black Scholes model with the following weighted average assumptions:

                                                             FISCAL YEAR ENDED
                                        -------------------------------------------------------------
                                            DECEMBER 31,            JANUARY 1,          JANUARY 2,
                                               1999                   1999                 1998
                                        --------------------    -----------------    ----------------
Expected life (years).................         3                     3                     3
Interest rate.........................       5.83%                 5.25%                 5.96%
Volatility............................       55.0%                 61.9%                 53.5%
Dividend yield........................       0.00%                 0.00%                 0.00%

The Company has issued stock units under a stock appreciation rights agreement to certain executives which permit the holders to receive values in excess of the base price of the unit at the date of grant. Payment of the excess will be in cash, stock or a combination of cash and stock at the discretion of the Board of Directors. The total value to be received is subject to a ceiling. During the fourth quarter of fiscal year 1997, the Company granted 2,710,000 stock units at a base price of $9.01 per unit. These stock units vest at various dates through fiscal year 2000 provided certain conditions are met. The Company recorded stock unit compensation expense of approximately $710,000, $1,770,000 and $5,900,000 for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

11.      COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its sales centers and various distribution, manufacturing and transportation equipment under noncancelable operating leases. Certain leases contain escalation provisions and renewal options. The minimum aggregate annual lease payments subsequent to December 31, 1999 are as follows (in thousands):

                         2000............................            $ 22,726
                         2001............................              18,899
                         2002............................              15,635
                         2003............................              11,080
                         2004............................               8,496
                         Thereafter......................              14,819
                                                               ----------------
                                                                     $ 91,655
                                                               ================

Rental expense amounted to approximately $34,040,000, $33,269,000 and $31,075,000 for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

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

In the opinion of management, the ultimate liabilities likely to result from the contingencies described above are not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

12. GEOGRAPHIC AREA OPERATIONS

The Company currently conducts its business in one industry segment, engaging in the manufacturing and distribution of glazed and unglazed ceramic tile products and accessories. The Company operates manufacturing facilities in the United States and Mexico and distributes products through wholly owned sales centers in the United States, Canada and Puerto Rico and nonaffiliated distributors in the United States and Mexico. Intercompany sales between geographic areas are accounted for at amounts that are generally above cost and in compliance with rules and regulations governing tax authorities. Such intercompany sales are eliminated in the consolidated financial statements.

Financial information by geographical area is summarized below:

                                                                      FISCAL YEAR ENDED
                                                      ----------------------------------------------------
                                                        DECEMBER 31,      JANUARY 1,        JANUARY 2,
                                                           1999              1999              1998
                                                      --------------    ---------------   ----------------
                                                                           (IN THOUSANDS)
Consolidated revenue:
Unaffiliated customers:
         United States .........................      $    811,359       $    716,075       $    648,529
         Mexico ................................            28,936             25,242             18,533
         Other .................................            10,273             10,468              9,575
                                                      --------------    ---------------   ----------------
           Total consolidated revenue
                  from unaffiliated customers ..      $    850,568       $    751,785       $    676,637
                                                      ==============    ===============   ================

Intercompany revenue:
         United States .........................      $      3,847       $      5,462       $      4,348
         Mexico ................................            85,102             74,533             71,802
         Other .................................                43                  -                  -
         Eliminations ..........................           (88,992)           (79,995)           (76,150)
                                                      --------------    ---------------   ----------------
              Total consolidated revenue .......      $    850,568       $    751,785       $    676,637
                                                      ==============    ===============   ================

Consolidated operating income (loss)
         United States .........................      $    102,641       $     60,558       $    (76,686)
         Mexico ................................            11,167             10,608              7,508
         Eliminations/other ....................               670                125               (458)
                                                      --------------    ---------------   ----------------
              Total consolidated operating
                      income (loss) ............      $    114,478       $     71,291       $    (69,636)
                                                      ==============    ===============   ================

Consolidated identifiable assets:
         United States .........................      $    568,374       $    576,037       $    609,152
         Mexico ................................            61,347             56,435             53,637
         Eliminations/other ....................             8,983              8,336              9,820
                                                      --------------    ---------------   ----------------
              Total consolidated identifiable...
                 assets ........................      $    638,704       $    640,808       $    672,609
                                                      ==============    ===============   ================

13. CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

Provided below are the condensed unconsolidated financial statements of Dal-Tile International Inc.:

                                                        DECEMBER 31,           JANUARY 1,
                                                           1999                   1999
                                                    ------------------     -----------------
                                                                  (IN THOUSANDS)
Condensed balance sheets:
Cash .........................................          $         59          $         59
Other assets .................................                20,336                12,510
Investment in Dal-Tile Group Inc., net
   of accumulated losses .....................                81,412                 7,667
                                                    ------------------     -----------------
Total assets .................................          $    101,807          $     20,236
                                                    ==================     =================

Other liabilities ............................          $        863          $      4,777
Stockholders' equity .........................               100,944                15,459
                                                    ------------------     -----------------
Total liabilities and stockholders' equity ...          $    101,807          $     20,236
                                                    ==================     =================


                                                                     FISCAL YEAR ENDED
                                                 ----------------------------------------------------------
                                                   DECEMBER 31,          JANUARY 1,           JANUARY 2,
                                                       1999                 1999                 1998
                                                 ----------------     ----------------     ---------------
                                                                          (IN THOUSANDS)

Condensed statements of operations:
Equity in net income (loss)
    of Dal-Tile Group Inc. ................        $     72,468         $     24,140         $   (110,739)
Other expense (income) ....................              (1,295)                  99                 (520)
Interest expense ..........................                   -                   13                   17
                                                 ----------------     ----------------     ---------------
Net income (loss) .........................        $     73,763         $     24,028         $   (110,236)
                                                 ================     ================     ===============
Condensed statements of cash flows:
Cash flow used in operating activities ....        $    (10,464)        $        (80)        $       (129)
Financing activities:
Proceeds from issuance of stock ...........              10,640                1,113                    -
Investment in Dal-Tile Group Inc. .........                   -                    -                   91
Fees associated with stock registration ...                (176)                (876)                   -
Repayment of long-term debt ...............                   -                 (157)                   -
                                                 ----------------     ----------------     ---------------
Net increase (decrease) in cash ...........                   -                    -                  (38)
Cash at beginning of period ...............                  59                   59                   97
                                                 ----------------     ----------------     ---------------
     Cash at end of period ................        $         59         $         59         $         59
                                                 ================     ================     ===============

14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the fiscal years ended December 31, 1999 and January 1, 1999:

                                                  FIRST           SECOND           THIRD            FOURTH
                                                 QUARTER          QUARTER         QUARTER           QUARTER
                                              --------------   --------------   -------------    --------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Fiscal year ended December 31, 1999:
Net sales ...............................      $   200,692      $   219,303      $   219,500      $   211,073
Gross profit ............................           96,682          105,651          107,220          100,501
Operating income ........................           22,385           29,947           34,145           28,001
Net income ..............................           11,138           19,491           23,777           19,357
Per share:
    Net income
        basic ...........................             0.21             0.36             0.44             0.35
        assuming dilution ...............             0.21             0.36             0.43             0.35


Fiscal year ended January 1, 1999:
Net sales ...............................      $   185,831      $   190,907      $   194,068      $   180,979
Gross profit ............................           87,328           88,527           92,676           87,142
Operating income ........................           13,961           17,845           20,882           18,603
Net income ..............................              828            5,447            9,936            7,817
Per share:
    Net income
        basic ...........................             0.02             0.10             0.19             0.15
        assuming dilution ...............             0.02             0.10             0.18             0.15


Second quarter 1998 gross profit results have been restated to reflect the reclassification of a $1,700,000 provision to reduce the carrying value of the Mt. Gilead, NC manufacturing facility. This provision was originally recorded in selling, general and administrative expenses. Operating income was not impacted by this reclassification. During the fourth quarter of fiscal year 1998, an additional provision of $4,925,000 was recorded to further reduce the carrying value. This decrease in gross profit was substantially offset by the release of excess reserves which were previously provided by the Company (see
Note 6).

The sum of quarterly per share amounts does not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average common and common equivalent shares outstanding.

                                                                     SCHEDULE II

                           DAL-TILE INTERNATIONAL INC.

                        VALUATION AND QUALIFYING ACCOUNTS

    FISCAL YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998

       Allowance for Losses from Uncollectible Accounts:

                           Balance at               Additions
                          Beginning of        Charged to Costs and            (a)            Balance at End of
                             Period                 Expenses               Deductions             Period
                        ------------------    ---------------------     ----------------    ---------------------
               1999      $       9,581         $         2,199           $       6,594       $         5,186
               1998             13,160                   7,024                  10,603                 9,581
               1997             12,750                  27,805                  27,395                13,160


(a)      Uncollectible accounts written off, net of recoveries.