Form 10-Q
period 2000-03-31
DAL TILE INTERNATIONAL INC
filed 2000-05-10
CIK 906611

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                           -----------------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

YES     /X/         NO
     ---------          ---------

As of May 2, 2000, the registrant had 54,823,376 outstanding shares of voting common stock, par value $0.01 per share.

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

                          DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        MARCH 31,               APRIL 2,
                                                          2000                    1999
                                                        --------                --------
Net sales                                               $230,113                $200,692
Cost of goods sold                                       119,429                 104,010
                                                        --------                --------
Gross profit                                             110,684                  96,682
Expenses:
   Transportation                                         15,705                  14,128
   Selling, general and administrative                    63,070                  58,768
   Amortization of intangibles                             1,378                   1,401
                                                        --------                --------
Total expenses                                            80,153                  74,297
                                                        --------                --------
Operating income                                          30,531                  22,385
Interest expense                                           7,897                  10,185
Interest income                                               16                      26
Other income                                                 177                     212
                                                        --------                --------
Income before income taxes                                22,827                  12,438
Income tax provision                                       1,502                   1,300
                                                        --------                --------
Net Income                                              $ 21,325                $ 11,138
                                                        ========                ========
BASIC EARNINGS PER SHARE
Net income per common share                             $   0.39                $   0.21
                                                        ========                ========
Average shares                                            54,809                  53,568
                                                        ========                ========
DILUTED EARNINGS PER SHARE
Net income per common share                             $   0.39                $   0.21
                                                        ========                ========
Average shares                                            54,815                  54,066
                                                        ========                ========

                    The accompanying notes are an integral part
                of the consolidated condensed financial statements.

                              DAL-TILE INTERNATIONAL INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                       (UNAUDITED)
                                                        MARCH 31,        DECEMBER 31,
                                                          2000               1999
                                                       -----------       ------------
ASSETS
Current Assets:
   Cash                                                  $    364        $  1,193
   Trade accounts receivable                              110,578          94,915
   Inventories                                            141,675         140,153
   Prepaid expenses                                         5,216           4,884
   Other current assets                                    14,750          14,819
                                                         --------        --------
Total current assets                                      272,583         255,964

Property, plant, and equipment, at cost                   315,647         309,729
Less accumulated depreciation                             105,081         102,405
                                                         --------        --------
                                                          210,566         207,324

Goodwill, net of amortization                             141,846         143,041

Finance costs, net of amortization                          4,861           5,226

Tradename and other assets, net of amortization            26,348          27,149
                                                         --------        --------
Total assets                                             $656,204        $638,704
                                                         ========        ========

                    The accompanying notes are an integral part
                of the consolidated condensed financial statements.

                          DAL-TILE INTERNATIONAL INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                (IN THOUSANDS)

                                                       (UNAUDITED)
                                                        MARCH 31,        DECEMBER 31,
                                                          2000               1999
                                                       -----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                              $   32,082         $   36,388
   Accrued expenses                                        74,286             67,375
   Current portion of long-term debt                       56,796             56,796
   Income taxes payable                                     1,658              1,153
   Deferred income taxes                                    2,533              2,461
                                                       ----------         ----------
Total current liabilities                                 167,355            164,173

Long-term debt                                            347,277            353,877
Other long-term liabilities                                15,592             17,671
Deferred income taxes                                       2,412              2,039

Stockholders' Equity:
   Common stock, $.01 par value:
      Authorized shares - 200,000,000; issued and
      outstanding shares - 54,815,686                         548                547
   Additional paid-in capital                             449,031            447,738
   Accumulated deficit                                   (251,770)          (273,095)
   Accumulated other comprehensive loss                   (74,241)           (74,246)
                                                       ----------         ----------
Total stockholders' equity                                123,568            100,944
                                                       ----------         ----------
Total liabilities and stockholders' equity             $  656,204         $  638,704
                                                       ==========         ==========

                    The accompanying notes are an integral part
                of the consolidated condensed financial statements.

                            DAL-TILE INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                    MARCH 31, 2000
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                                      ACCUMULATED
                                                         ADDITIONAL                      OTHER
                                               COMMON     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                               STOCK      CAPITAL        DEFICIT         LOSS         TOTAL
                                               ------    ----------   ------------   -----------    ---------
Balance at December 31, 1999                   $  547    $  447,738   $  (273,095)   $  (74,246)    $ 100,944
Proceeds from issuance of common stock              1         1,293             -             -         1,294
Comprehensive Income
  Net income                                        -             -        21,325             -        21,325
  Foreign currency translation adjustments          -             -             -             5             5
                                                                                                    ---------
Total Comprehensive Income                                                                             21,330
                                               ------    ----------   -----------    ----------     ---------
Balance at March 31, 2000                      $  548    $  449,031   $  (251,770)   $  (74,241)    $ 123,568
                                               ======    ==========   ===========    ==========     =========

                    The accompanying notes are an integral part
                of the consolidated condensed financial statements.

                              DAL-TILE INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                       -----------------------------
                                                        MARCH 31,          APRIL 2,
                                                          2000               1999
                                                       -----------       -----------
OPERATING ACTIVITIES
Net income                                             $    21,325       $    11,138
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              6,393             6,599
  Other, net                                                   (68)              358
  Changes in operating assets and liabilities:
    Trade accounts receivable                              (15,411)          (11,691)
    Inventories                                             (1,099)            4,006
    Other assets                                               562             2,941
    Trade accounts payable and accrued expenses              1,307             8,285
    Accrued interest payable                                 1,035               303
    Other liabilities                                       (2,603)           (9,104)
                                                       -----------       -----------
Net cash provided by operating activities                   11,441            12,835
INVESTING ACTIVITIES
Expenditures for property, plant
  and equipment, net                                        (7,891)           (3,416)
FINANCING ACTIVITIES
Repayments of long-term debt                               (69,500)          (67,600)
Borrowings under long-term debt                             62,900            57,650
Proceeds from employee stock purchase                          544                 -
Proceeds from exercise of stock options                      1,597               260
                                                       -----------       -----------
Net cash used in financing activities                       (4,459)           (9,690)
Effect of exchange rate changes on cash                         80                73
                                                       -----------       -----------
Net decrease in cash                                          (829)             (198)
Cash at beginning of period                                  1,193             1,546
                                                       -----------       -----------
Cash at end of period                                  $       364       $     1,348
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

                          DAL-TILE INTERNATIONAL INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
1.   BASIS OF PRESENTATION

     The operating results of Dal-Tile International Inc. for the three months ended March 31, 2000 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") on the basis of a 52/53 week accounting cycle.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1999 annual report on Form 10-K of the Company.

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.   EARNINGS PER SHARE

     Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.   COMPREHENSIVE INCOME

     Total comprehensive income includes net income and foreign currency translation adjustments. For the first quarter of 2000 and 1999, total comprehensive income was $21,330 and $11,208, respectively.

4.   INVENTORIES

     Inventories are as follows:

                                        March 31,    December 31,
                                           2000         1999
                                       ----------    ------------
     Raw Materials                     $    9,192     $    9,966
     Work-in-process                        4,277          4,316
     Finished goods                       128,206        125,871
                                       ----------     ----------
                                       $  141,675     $  140,153
                                       ==========     ==========


5.   LONG-TERM DEBT
     Long-term debt consists of the following:

                                        March 31,    December 31,
                                           2000         1999
                                       ----------    ------------
     Term A Loan                       $  155,000     $  165,000
     Term B Loan                          122,750        123,000
     Revolving Credit Loan                112,850        108,800
     Other                                 13,473         13,873
                                       ----------     ----------
                                          404,073        410,673
                                           56,796         56,796
                                       ----------     ----------
     Less current portion              $  347,277     $  353,877
                                       ==========     ==========


6.   INCOME TAXES

     The income tax provision for the first quarter of 2000 reflects an effective tax rate of approximately 6.6 percent compared to 10.5 percent for the first quarter of 1999. These rates reflect Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rate for the first quarter of 2000 versus 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for the first quarter of 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997.

     The pro-forma effective tax rate, assuming no benefits from the Company's net operating losses, would have been 38.5 percent.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company achieved record sales and profits during the first quarter of 2000. Sales through Company-operated sales centers substantially increased due to strong market acceptance of new residential products and growth in commercial sales. Profits increased approximately 92 percent as a result of the sales growth and reductions in corporate spending and interest expense.
In addition, management of working capital improved through increased inventory turns and reduced days sales outstanding. Capital expenditures increased over the prior year to expand and modernize various manufacturing locations, and additional expenditures are expected through the remainder of the year in support of initiatives to improve manufacturing efficiency and expand capacity.

The following is a discussion of the results of operations for the three months ended March 31, 2000 compared with the three months ended April 2, 1999 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the first quarter of 2000 ended on March 31, 2000.

NET SALES

Net sales for the first quarter of 2000 increased $29.4 million, or 14.6 percent, to $230.1 million from $200.7 million in 1999. The increase was due primarily to increased sales volume through the Company-operated sales centers, which increased 19.1 percent compared to the prior year quarter. Sales to independent distributors increased approximately 3.2 percent and sales to home center retailers were flat.

GROSS PROFIT

Gross profit for the first quarter of 2000 increased $14.0 million, or 14.5 percent, to $110.7 million from $96.7 million in 1999 principally as a result of increased sales volume. Gross margin was 48.1 percent in the first quarter of 2000 versus 48.2 percent in the first quarter of 1999.

OPERATING EXPENSES

Operating expenses in the first quarter of 2000 increased $5.9 million, or
7.9 percent, to $80.2 million from $74.3 million in the first quarter of 1999. This increase was due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses as a percent of sales in the first quarter of 2000 improved to 34.9 percent from 37.0 percent in 1999. The decrease was due primarily to higher sales and lower corporate spending. Transportation costs, as a percent of sales, declined from 7.0 percent of sales in the first quarter of 1999 to 6.8 percent in 2000.

OPERATING INCOME

Operating income in the first quarter of 2000 increased $8.1 million, or 36.2 percent, to $30.5 million from $22.4 million in the first quarter of 1999. Operating margin improved to 13.3 percent in the first quarter of 2000 from 11.2 percent in 1999 due primarily to higher sales and decreased corporate spending.

INTEREST EXPENSE (NET)

Interest expense (net) in the first quarter of 2000 decreased $2.3 million, or
22.5 percent, to $7.9 million from $10.2 million in the first quarter of 1999. The Company decreased borrowing requirements on its credit facility, and due to improved financial performance, borrowing spreads decreased from 2.0 percent to 0.875 percent on the revolver and Term A loan borrowings and from
2.5 percent to 1.75 percent on the Term B loan borrowings.

INCOME TAXES

The income tax provision for the first quarter of 2000 reflects an effective tax rate of approximately 6.6 percent compared to 10.5 percent for the first quarter of 1999. These rates reflect Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rate for the first quarter of 2000 versus 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for the first quarter of 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets recorded during 1997.

The pro-forma effective tax rate, assuming no benefits from the Company's net operating losses, would have been 38.5 percent.

NET INCOME

Net income in the first quarter of 2000 increased $10.2 million or 91.9 percent, to $21.3 million from $11.1 million in the first quarter of 1999. Net income increased due to higher operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement (the "Third Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the three months ended March 31, 2000, cash provided by operating activities was $11.4 million compared to $12.8 million for the same period in 1999. During the quarter, trade accounts receivable increased in relation to higher sales volume, and inventory levels increased slightly versus a decline during the first quarter of 1999. However, significant improvements were made in working capital utilization through increased inventory turns and reduced days sales outstanding.

Net expenditures for property, plant and equipment were $7.9 million for the first quarter of 2000 compared to $3.4 million in the first quarter of 1999. Expenditures for the first quarter of 2000 were primarily related to projects to expand and modernize various manufacturing facilities and to re-engineer distribution facilities. During the remainder of 2000, the Company plans to continue its expansion and modernization efforts, along with expenditures for routine capital improvements.

Cash used in financing activities was $4.5 million for the first quarter of 2000. Cash outflows for term debt of $10.3 million and other debt of $0.4 million were offset by cash inflows of $4.1 million on the Company's revolving credit facility, and $2.1 million related to employee stock purchases and the exercise of options of common stock. Total availability under the Third Amended Credit Facility as of March 31, 2000 was $124.0 million.

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

The United States is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile from non-North American countries at no more than 14 percent, to be reduced ratably to 8 1/2 percent by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the United States. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

In 1993, Mexico, the United States and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder, and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico. The United States currently imposes import duties on glazed ceramic tile from Mexico of approximately 11 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the three months ended March 31, 2000 and April 2, 1999. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

PART II.OTHER INFORMATION

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          27.1 -- Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                                       DAL-TILE INTERNATIONAL INC.
                                       ---------------------------
                                       (Registrant)


Date: May 10, 2000                     /s/ W. Christopher Wellborn
                                       ----------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer