Form 10-Q
period 2000-06-30
DAL TILE INTERNATIONAL INC
filed 2000-08-11
CIK 906611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

                     7834 Hawn Freeway, Dallas, Texas 75217
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of August 4, 2000, the registrant had 54,912,891 outstanding shares of voting common stock, par value $0.01 per share.

                           DAL-TILE INTERNATIONAL INC.

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

       Item 1 -   Financial Statements (Unaudited)                                              3
                  Notes to Consolidated Condensed Financial Statements (Unaudited)              8

       Item 2 -   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                11


PART II - OTHER INFORMATION

       Item 4 -   Submission of Matters to a Vote of Security Holders                          14

       Item 5 -   Other Information                                                            14

       Item 6 -   Exhibits and Reports on Form 8-K                                             15



                                          DAL-TILE INTERNATIONAL INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)



                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              ------------------------------    ------------------------------
                                                 JUNE 30,          JULY 2,          JUNE 30,         JULY 2,
                                                   2000             1999             2000             1999
                                              -------------    -------------    -------------    -------------
Net sales                                      $   244,981      $   219,303      $   475,094      $   419,995

Cost of goods sold                                 127,459          113,652          246,888          217,662
                                              -------------    -------------    -------------    -------------
Gross profit                                       117,522          105,651          228,206          202,333

Expenses:

     Transportation                                 15,724           14,800           31,429           28,928

     Selling, general and administrative            64,621           59,503          127,691          118,271

     Amortization of intangibles                     1,378            1,401            2,756            2,802
                                              -------------    -------------    -------------    -------------
Total expenses                                      81,723           75,704          161,876          150,001
                                              -------------    -------------    -------------    -------------
Operating income                                    35,799           29,947           66,330           52,332

Interest expense                                     7,746            9,696           15,643           19,881

Interest income                                         23               45               39               71

Other income (expense)                                (745)             495             (568)             707
                                              -------------    -------------    -------------    -------------
Income before income taxes                          27,331           20,791           50,158           33,229

Income tax provision                                 1,792            1,300            3,294            2,600
                                              -------------    -------------    -------------    -------------
Net income                                     $    25,539      $    19,491      $    46,864      $    30,629
                                              =============    =============    =============    =============
BASIC EARNINGS PER SHARE

Net income per common share                    $      0.47      $      0.36      $      0.85      $      0.57
                                              =============    =============    =============    =============
Average shares                                      54,826           54,011           54,817           53,789
                                              =============    =============    =============    =============
DILUTED EARNINGS PER SHARE

Net income per common share                    $      0.46      $      0.36      $      0.85      $      0.56
                                              =============    =============    =============    =============
Average shares                                      54,999           54,675           54,907           54,371
                                              =============    =============    =============    =============




      The accompanying notes are an integral part of the consolidated condensed financial statements.

                                               DAL-TILE INTERNATIONAL INC.
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (IN THOUSANDS)



                                                               (UNAUDITED)
                                                                 JUNE 30,           DECEMBER 31,
                                                                   2000                 1999
                                                             ----------------     ----------------
ASSETS
Current Assets:
     Cash                                                     $          853       $        1,193
     Trade accounts receivable                                       116,275               94,915
     Inventories                                                     144,308              140,153
     Prepaid expenses                                                  5,622                4,884
     Other current assets                                             15,312               14,819
                                                             ----------------     ----------------

Total current assets                                                 282,370              255,964



Property, plant, and equipment, at cost                              323,424              309,729
Less accumulated depreciation                                        109,616              102,405
                                                             ----------------     ----------------
                                                                     213,808              207,324



Goodwill, net of amortization                                        140,650              143,041

Finance costs, net of amortization                                     4,495                5,226

Tradename and other assets, net of amortization                       26,209               27,149
                                                             ================     ================

Total assets                                                  $      667,532       $      638,704
                                                             ================     ================




      The accompanying notes are an integral part of the consolidated condensed financial statements.

                                           DAL-TILE INTERNATIONAL INC.
                              CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                                 (IN THOUSANDS)



                                                               (UNAUDITED)
                                                                 JUNE 30,           DECEMBER 31,
                                                                   2000                 1999
                                                             ---------------      ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Trade accounts payable                                   $      38,565        $      36,388
     Accrued expenses                                                70,984               67,375
     Current portion of long-term debt                               56,422               56,796
     Income taxes payable                                             1,498                1,153
     Deferred income taxes                                            2,337                2,461
                                                             ---------------      ----------------

Total current liabilities                                           169,806              164,173

Long-term debt                                                      330,197              353,877

Other long-term liabilities                                          14,954               17,671

Deferred income taxes                                                 3,419                2,039


Stockholders' Equity:

     Common stock, $.01 par value:
         Authorized shares - 200,000,000; issued and
         outstanding shares - 54,837,209                                549                  547
     Additional paid-in capital                                     449,156              447,738
     Accumulated deficit                                           (226,231)            (273,095)
     Accumulated other comprehensive loss                           (74,318)             (74,246)
                                                             ---------------      ----------------

Total stockholders' equity                                          149,156              100,944
                                                             ===============      ================

Total liabilities and stockholders' equity                    $     667,532        $     638,704
                                                             ===============      ================




      The accompanying notes are an integral part of the consolidated condensed financial statements.

                                      DAL-TILE INTERNATIONAL INC.
                       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                             JUNE 30, 2000
                                             (IN THOUSANDS)
                                              (UNAUDITED)

                                                                                                     ACCUMULATED
                                                                  ADDITIONAL                            OTHER
                                                    COMMON          PAID-IN       ACCUMULATED       COMPREHENSIVE
                                                     STOCK          CAPITAL         DEFICIT             LOSS             TOTAL
                                                  ------------   --------------  ---------------  ------------------  -------------
Balance at December 31, 1999                          $   547        $ 447,738      $ (273,095)        $   (74,246)      $ 100,944
Proceeds from issuance of common stock                      2            1,148               -                   -           1,420

Comprehensive Income
     Net income                                             -                -          46,864                   -          46,864
     Foreign currency translation adjustments               -                -               -                 (72)            (72)
                                                                                                                      -------------
Total Comprehensive Income                                                                                                  46,792
                                                  ------------   --------------  ---------------  ------------------  -------------
Balance at June 30, 2000                              $   549        $ 449,156      $ (226,231)       $    (74,318)      $ 149,156
                                                  ============   ==============  ===============  ==================  =============











The accompanying notes are an integral part of the consolidated condensed financial statements.

                                    DAL-TILE INTERNATIONAL INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                      ----------------------------------
                                                                         JUNE 30,            JULY 2,
                                                                           2000               1999
                                                                      ---------------     --------------
OPERATING ACTIVITIES

Net income                                                                 $  46,864          $  30,629
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                            12,958             13,399
     Other, net                                                                1,778                (10)
     Changes in operating assets and liabilities:
         Trade accounts receivable                                           (21,587)           (13,494)
         Inventories                                                          (4,692)             3,707
         Other assets                                                           (813)             2,099
         Trade accounts payable and accrued expenses                           5,948              7,312
         Accrued interest payable                                                400                (52)
         Other liabilities                                                    (3,420)            (9,009)
                                                                      ---------------     --------------
Net cash provided by operating activities                                     37,436             34,581

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net                          (15,958)            (7,939)

FINANCING ACTIVITIES

Borrowings under long-term debt                                              151,600            137,000

Repayments of long-term debt                                                (175,655)          (170,455)

Proceeds from issue of common stock                                            2,267              6,101
                                                                      ---------------     --------------
Net cash used in financing activities                                        (21,788)           (27,354)

Effect of exchange rate changes on cash                                          (30)               159
                                                                      ---------------     --------------
Net decrease in cash                                                            (340)              (553)

Cash at beginning of period                                                    1,193              1,546
                                                                      ===============     ==============
Cash at end of period                                                       $    853           $    993
                                                                      ===============     ==============



The accompanying notes are an integral part of the consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The operating results of Dal-Tile International Inc. for the six months ended June 30, 2000 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") on the basis of a 52/53 week accounting cycle.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations, and cash flow have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1999 annual report on Form 10-K of the Company.

      Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.    EARNINGS PER SHARE

      Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.    COMPREHENSIVE INCOME

      Total comprehensive income includes net income and foreign currency translation adjustments. For the six months ended June 30, 2000 and July 2, 1999, total comprehensive income was $46,792 and $30,740, respectively.

4.    INVENTORIES

      Inventories are as follows:

                                                                June 30,                December 31,
                                                                  2000                      1999
                                                             ---------------           --------------

      Raw materials                                            $     9,510              $     9,966
      Work-in-process                                                4,193                    4,316
      Finished goods                                               130,605                  125,871
                                                               -----------              -----------
                                                               $   144,308              $   140,153
                                                               ===========              ===========

5.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                  June 30,              December 31,
                                                                   2000                     1999
                                                               -----------              -----------

      Term A Loan                                              $   140,000              $   165,000
      Term B Loan                                                  122,500                  123,000
      Revolving Credit Loan                                        113,000                  108,800
      Other                                                         11,119                   13,873
                                                               -----------              -----------
                                                                   386,619                  410,673
      Less current portion                                          56,422                   56,796
                                                               -----------              -----------
                                                               $   330,197              $   353,877
                                                               ===========              ===========

6.    INCOME TAXES

      The income tax provision for the second quarter of 2000 reflects an effective tax rate of approximately 6.6 percent compared to 6.3 percent for the second quarter of 1999. For the six months ended June 30, 2000 the effective rate was approximately 6.6 percent compared to 7.8 percent for the same period in 1999. These rates reflect expected Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 2000 versus 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets.

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

      The Company is involved in various proceedings relating to environmental matters. The Company, in the past, has disposed of, or arranged for the disposal of, substances which are now characterized as hazardous and currently is engaged in the investigation and cleanup of hazardous substances at certain sites. It is the Company's policy to accrue liabilities for remedial investigations and cleanup activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. The Company has provided reserves, which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such remedial investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the second quarter of 2000, the Company achieved record sales and profits. Sales increased primarily through the Company-operated sales centers as a result of new residential products and continued growth in commercial sales. Profits improved due to the growth in sales and reductions in transportation cost and corporate spending, along with lower interest expense. Cash flows improved allowing for continued debt reductions and increased expenditures for capacity expansions and improvements. The Company plans to continue its efforts to modernize and expand its manufacturing facilities during the second half of 2000.

The following is a discussion of the results of operations for the three and six months ended June 30, 2000 compared with the three and six months ended July 2, 1999 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the second quarter of 2000 ended on June 30, 2000.

NET SALES

Net sales for the second quarter of 2000 increased $25.7 million, or 11.7 percent, to $245.0 million from $219.3 million in 1999. For the six months ended June 30, 2000, net sales increased $55.1 million, or 13.1 percent, to $475.1 million from $420.0 million for the same period in 1999. These increases for the three and six months ended June 30, 2000 were due primarily to increased sales volume through the Company-operated sales centers, which increased 16.0 percent compared to the prior year quarter and 17.5 percent for the six month period. Sales to independent distributors increased approximately 1.3 percent for the quarter and 2.2 percent for the six month period, while home center sales remained flat versus last year.

GROSS PROFIT

Gross profit for the second quarter of 2000 increased $11.8 million, or 11.2 percent, to $117.5 million from $105.7 million in 1999. Gross profit for the six months ended June 30, 2000 increased $25.9 million, or 12.8 percent, to $228.2 million from $202.3 million for the same period in 1999. These increases in gross profit were principally a result of increased sales volume. Gross margin was 48.0 percent for the second quarter and six months ended June 30, 2000 versus 48.2 percent for the comparable periods in 1999. Increased sales volume and slightly higher selling prices were offset by increased energy prices and start-up costs related to recent plant expansions and modernizations.

OPERATING EXPENSES

Operating expenses in the second quarter of 2000 increased $6.0 million, or
7.9 percent, to $81.7 million from $75.7 million in the second quarter of 1999. For the six months ended June 30, 2000, operating expenses increased $11.9 million, or 7.9 percent, to $161.9 million from $150.0 million for the same period in 1999. These increases were due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses, as a percent of sales, in the second quarter of 2000 improved to 33.3 percent from 34.5 percent in 1999. Year to date, operating expenses, as a percent of sales, decreased to 34.1 percent compared to 35.7 percent for the same period in 1999. Decreases for the three and six months ended June 30, 2000 were due primarily to higher sales and lower corporate spending. Transportation costs, as a percent of sales, declined to 6.4 percent of sales for the quarter versus 6.7 percent in 1999. For the six months ended June 30, 2000 transportation costs as a percent of sales were 6.6 percent compared to 6.9 percent for the same period in 1999. Increased fuel prices were offset by improved efficencies in planning and increased utilization of lower cost rail transit and direct shipment activity.

OPERATING INCOME

Operating income in the second quarter of 2000 increased $5.9 million, or
19.7 percent, to $35.8 million from $29.9 million in the second quarter of 1999. For the six months ended June 30, 2000, operating income increased $14.0 million, or 26.8 percent, to $66.3 million from $52.3 million for the same period in 1999. Operating margin improved to 14.6 percent in the second quarter of 2000 from 13.6 percent in 1999. For the six months ended June 30, 2000, operating margin increased to 14.0 percent from 12.5 percent in 1999. These increases were due primarily to higher sales and decreased corporate spending.

INTEREST EXPENSE (NET)

Interest expense (net) in the second quarter of 2000 decreased $1.9 million, or 19.8 percent, to $7.7 million from $9.6 million in the second quarter of 1999. For the six months ended June 30, 2000, interest expense (net) decreased $4.2 million, or 21.2 percent, to $15.6 million from $19.8 million in the same period of 1999. During the three and six months ended June 30, 2000, borrowing requirements on the Company's credit facility decreased due to improved financial performance, and borrowing spreads decreased from 2.0 percent to 0.875 percent on the revolver and Term A loan borrowings and from
2.5 percent to 1.75 percent on the Term B loan borrowings.

INCOME TAXES

The income tax provision for the second quarter of 2000 reflects an effective tax rate of approximately 6.6 percent compared to 6.3 percent for the second quarter of 1999. For the six months ended June 30, 2000 the effective rate was approximately 6.6 percent compared to 7.8 percent for the same period in 1999. These rates reflect expected Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in effective rates in 2000 versus 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets.

The pro-forma effective tax rate, assuming no benefits from the Company's net operating losses, would have been 38.5 percent.

NET INCOME

Net income in the second quarter of 2000 increased to $25.5 million from $19.5 million in the second quarter of 1999. Year to date, net income increased to $46.9 million from $30.6 million for the same period in 1999. Net income for the three and six months ended June 30, 2000 increased due to higher operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the six months ended June 30, 2000, cash provided by operating activities was $37.4 million compared to $34.6 million for the same period in 1999. The increase in cash flow from operations was due primarily to increased profitability and improvements in working capital utilization through increased inventory turns and reduced days sales outstanding.

Net expenditures for property, plant and equipment were $16.0 million for the six months ended June 30, 2000 compared to $7.9 million for the same period in 1999. Expenditures for the first half of 2000 included costs for multiple projects to expand and modernize various manufacturing facilities and for improvements at the Company's distribution facilities. Additionally, the Company incurred costs for leasehold improvements at various sales centers and the start-up of a showroom in Atlanta, GA. In July 2000, the Company amended its existing bank credit agreement (as amended, the "Fourth Amended Credit Facility") primarily to increase capital spending and lease limitations in support of expansion efforts. During the remainder of 2000, the Company expects to expend approximately $20.0 to $25.0 million for routine capital improvements and the continued expansion and modernization of its manufacturing facilities.

Cash used in financing activities was $21.8 million for the six months ended June 30, 2000. Cash outflows for term debt of $25.5 million and other debt of $2.8 million were offset by cash inflows of $4.2 million on the Company's revolving credit facility, and $2.3 million related to employee stock purchases and the exercise of options of common stock. Total additional availability under the Credit Facility as of June 30, 2000 was $122.6 million.

The Company believes cash flow from operating activities, together with borrowings available under the Fourth Amended Credit Facility, will be sufficient to fund working capital needs, capital expenditures and debt service requirements.

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

EFFECTS OF INFLATION

The Company believes it has generally been able to increase productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. Inflation has not had a material impact on the Company's results of operations during the six months ended June 30, 2000 and July 2, 1999. However, any future increases in the inflation rate, and any increases in interest rates which affect financing costs, may negatively affect the Company's results of operations.

PART II.   OTHER INFORMATION

ITEM 4. At the annual meeting of the Company held on April 27, 2000, the shareholders of the Company approved the following proposals:

                  To elect seven directors to serve the ensuing year and until respective successors shall have been duly elected and qualified.


                  DIRECTORS                          FOR                        AGAINST
                  ---------                          ---                        -------
                  Jacques R. Sardas                  52,607,997                 343,088
                  Charles J. Pilliod, Jr.            52,599,381                 351,704
                  Douglas D. Danforth                52,603,316                 347,769
                  Norman E. Wells, Jr.               52,608,167                 342,918
                  Vincent A. Mai                     52,596,267                 354,818
                  Martin C. Murer                    52,609,202                 341,883
                  John F. Fiedler                    52,607,216                 343,869

                  To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending
                  December 29, 2000.

                           FOR                       AGAINST                    ABSTAIN
                           ---                       -------                    -------
                           52,929,639                17,421                     4,025

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  10.1 - Fourth Amendment, dated as of July 14, 2000, to the Credit and Guarantee Agreement

                  27.1 -   Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DAL-TILE INTERNATIONAL INC.
                                  ---------------------------
                                  (Registrant)



Date:
August 11, 2000                           /s/  W. Christopher Wellborn
---------------                   ---------------------------------------------
                                  Executive Vice President and Chief Financial
                                  Officer