Form 10-Q
period 2000-09-29
DAL TILE INTERNATIONAL INC
filed 2000-11-13
CIK 906611

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                               ------------    ------------

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

YES      X         NO
    ----------        ----------

As of November 9, 2000, the registrant had 55,094,233 outstanding shares of voting common stock, par value $0.01 per share.

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

                           DAL-TILE INTERNATIONAL INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              ------------------------------    ------------------------------
                                               SEPTEMBER 29,    OCTOBER 1,       SEPTEMBER 29,    OCTOBER 1,
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    -------------
Net sales                                         $247,852        $ 219,500         $722,946         $639,495
Cost of goods sold                                 129,995          112,280          376,883          329,942
                                              -------------    -------------    -------------    -------------
Gross profit                                       117,857          107,220          346,063          309,553
Expenses:
     Transportation                                 17,003           14,500           48,432           43,428
     Selling, general and administrative            63,052           57,174          190,743          175,445
     Amortization of intangibles                     1,378            1,401            4,134            4,203
                                              -------------    -------------    -------------    -------------
Total expenses                                      81,433           73,075          243,309          223,076
                                              -------------    -------------    -------------    -------------
Operating income                                    36,424           34,145          102,754           86,477
Interest expense                                     7,527            8,886           23,170           28,767
Interest income                                         29               14               68               85
Other income (expense)                                 460             (195)            (108)             512
                                              -------------    -------------    -------------    -------------
Income before income taxes                          29,386           25,078           79,544           58,307
Income tax provision                                 1,701            1,301            4,995            3,901
                                              -------------    -------------    -------------    -------------
Net income                                        $ 27,685         $ 23,777         $ 74,549         $ 54,406
                                              =============    =============    =============    =============
BASIC EARNINGS PER SHARE
Net income per common share                       $   0.50         $   0.44         $   1.36        $    1.01
                                              =============    =============    =============    =============
Average shares                                      54,976           54,346           54,869           53,975
                                              =============    =============    =============    =============
DILUTED EARNINGS PER SHARE
Net income per common share                       $   0.50         $   0.43         $   1.35         $   1.00
                                              =============    =============    =============    =============
Average shares                                      55,516           54,762           55,108           54,501
                                              =============    =============    =============    =============

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 (UNAUDITED)
                                                                 SEPTEMBER 29,              DECEMBER 31,
                                                                     2000                      1999
                                                             ---------------------     ---------------------
ASSETS
Current Assets:
     Cash                                                            $        778            $        1,193
     Trade accounts receivable                                            116,137                    94,915
     Inventories                                                          145,404                   140,153
     Prepaid expenses                                                       6,315                     4,884
     Other current assets                                                  15,010                    14,819
                                                             ---------------------     ---------------------
Total current assets                                                      283,644                   255,964


Property, plant, and equipment, at cost                                   332,194                   309,729
Less accumulated depreciation                                             114,542                   102,405
                                                             ---------------------     ---------------------
                                                                          217,652                   207,324

Goodwill, net of amortization                                             139,455                   143,041

Finance costs, net of amortization                                          4,130                     5,226

Tradename and other assets, net of amortization                            25,679                    27,149
                                                             ---------------------     ---------------------
Total assets                                                       $      670,560            $      638,704
                                                             =====================     =====================

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.

                                 (IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                     SEPTEMBER 29,            DECEMBER 31,
                                                                         2000                     1999
                                                                 ----------------------   ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Trade accounts payable                                              $      37,832           $      36,388
     Accrued expenses                                                           77,326                  67,375
     Current portion of long-term debt                                          56,422                  56,796
     Income taxes payable                                                        1,640                   1,153
     Deferred income taxes                                                       3,240                   2,461
                                                                 ----------------------   ---------------------
Total current liabilities                                                      176,460                 164,173

Long-term debt                                                                 297,397                 353,877
Other long-term liabilities                                                     13,929                  17,671
Deferred income taxes                                                            4,207                   2,039

Stockholders' Equity:
     Common stock, $.01 par value:
         Authorized shares - 200,000,000; issued and
         outstanding shares - 55,077,223                                           550                     547
     Additional paid-in capital                                                450,897                 447,738
     Accumulated deficit                                                      (198,546)               (273,095)
     Accumulated other comprehensive loss                                      (74,334)                (74,246)
                                                                 ----------------------   ---------------------
Total stockholders' equity                                                     178,567                 100,944
                                                                 ----------------------   ---------------------
Total liabilities and stockholders' equity                               $     670,560           $     638,704
                                                                 ======================   =====================

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                               September 29, 2000

                                 (In Thousands)

                                   (Unaudited)

                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER
                                                   COMMON         PAID-IN         ACCUMULATED       COMPREHENSIVE
                                                    STOCK          CAPITAL           DEFICIT             LOSS            TOTAL
                                                 ---------       ----------     --------------     ---------------    ------------
Balance at December 31, 1999                      $   547        $ 447,738       $ (273,095)        $   (74,246)       $ 100,944
Proceeds from issuance of common stock                  3            3,159                -                   -            3,162

Comprehensive Income
     Net income                                         -                -           74,549                   -           74,549
     Foreign currency translation adjustments           -                -                -                 (88)             (88)
                                                                                                                      -------------
Total Comprehensive Income                                                                                                74,461
                                                 ------------  ----------------  -------------    ----------------    -------------
Balance at September 29, 2000                     $   550        $ 450,897       $ (198,546)        $   (74,334)       $ 178,567
                                                 =============  ===============  ================  ==================  =============

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                  (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                      ---------------------------------
                                                                       SEPTEMBER 29,        OCTOBER 1,
                                                                            2000               1999
OPERATING ACTIVITIES                                                   -------------       ------------
Net income                                                                  $ 74,549          $  54,406
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                            19,833             19,981
     Other, net                                                                2,836               (278)
     Changes in operating assets and liabilities:
         Trade accounts receivable                                           (21,217)           (13,365)
         Inventories                                                          (5,230)             3,259
         Other assets                                                           (779)             2,211
         Trade accounts payable and accrued expenses                          10,840              9,559
         Accrued interest payable                                                804                517
         Other liabilities                                                    (4,252)            (8,227)
                                                                            ---------          --------
Net cash provided by operating activities                                     77,384             68,063

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net                          (24,936)           (14,659)

FINANCING ACTIVITIES

Borrowings under long-term debt                                              188,250            197,550

Repayments of long-term debt                                                (245,104)          (260,505)
Proceeds from issue of common stock                                            4,009              8,745
                                                                            --------           --------
Net cash used in financing activities                                        (52,845)           (54,210)

Effect of exchange rate changes on cash                                          (18)               116
                                                                            --------           --------
Net decrease in cash                                                            (415)              (690)

Cash at beginning of period                                                    1,193              1,546
                                                                            --------           --------
Cash at end of period                                                       $    778           $    856
                                                                            ========           ========

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                           DAL-TILE INTERNATIONAL INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The operating results of Dal-Tile International Inc. for the nine months ended September 29, 2000 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") on the basis of a 52/53 week accounting cycle.

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow have been included. The results of operations for the nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 31, 1999 annual report on Form 10-K of the Company.

2.     EARNINGS PER SHARE

       Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.     COMPREHENSIVE INCOME

       Total comprehensive income includes net income and foreign currency translation adjustments. For the nine months ended September 29, 2000 and October 1, 1999, total comprehensive income was $74,461 and $54,530, respectively.

4.     INVENTORIES

       Inventories are as follows:

                                      September 29,            December 31,
                                          2000                    1999
                                    ---------------           --------------

       Raw materials                  $     9,602              $     9,966
       Work-in-process                      4,221                    4,316
       Finished goods                     131,581                  125,871
                                      -----------              -----------
                                      $   145,404              $   140,153
                                      ===========              ===========

5.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                        September 29,           December 31,
                                           2000                    1999
                                     ---------------           --------------

       Term A Loan                     $   127,500                $ 165,000
       Term B Loan                         122,250                  123,000
       Revolving Credit Loan                92,950                  108,800
       Other                                11,119                   13,873
                                       -----------              -----------
                                           353,819                  410,673
       Less current portion                 56,422                   56,796
                                       -----------              -----------
                                         $ 297,397                $ 353,877
                                       ===========              ===========

6.     INCOME TAXES

       The income tax provision for the third quarter of 2000 reflects an effective tax rate of approximately 5.8 percent compared to 5.2 percent for the third quarter of 1999. For the nine months ended September 29, 2000, the effective rate was approximately 6.3 percent compared to 6.7 percent for the same period in 1999. These rates reflect estimated Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in the effective rate for the nine months ended September 29, 2000 versus the comparable period in 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets.

       The pro-forma effective tax rate, assuming no benefits from the Company's net operating losses, would have been 38.5 percent.

7.       DERIVATIVE FINANCIAL INSTRUMENTS

       Effective September 30, 2000 (fourth quarter), the Company adopted Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and its amendments Statements 137 and 138, in June 1999 and June 2000 ("SFAS 137") and ("SFAS 138"). SFAS 138 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of FASB 133 is not expected to have a material effect on the Company's future results.

       FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT
       The Company uses foreign currency forward contracts to hedge against currency risk associated with the Mexican peso and accounts for these contracts as cash flow hedges. Such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized as revenue. The Company did not have any forward contracts outstanding as of September 29, 2000.

       INTEREST RATE RISK MANAGEMENT
       The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, the Company agrees to pay an amount equal to a fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged and no other cash payments are paid. As of September 29, 2000, the Company had an interest rate swap agreement outstanding for $200,000,000, which will be in effect until January 16, 2001. Under the terms of the swap agreement, the Company pays a fixed interest rate of 5.7 percent. As of September 29, 2000, the fair value of this agreement was not reflected on the balance sheet. The adoption of FASB 133 is not expected to have a material effect on the Company's future results.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2000, the Company achieved new records in quarterly sales and profits. The improvement was driven by the strong performance of Company-operated sales centers supported by new product introductions and improved customer service. Growth was achieved across all product teams through higher commercial sales and an increased presence in the residential market. Profits improved due to higher sales volume and productivity enhancements at various manufacturing facilities; however, gross margins were reduced by higher energy costs and the strength of the peso. The increase in profits and improved utilization of working capital provided for strong cash flows allowing for reductions in debt and increased spending for capacity expansion and modernization. The Company plans to continue its efforts to modernize and expand its manufacturing facilities during the last quarter of 2000.

The Company announced in September that it had entered into a joint venture with EmilCeramica S.p.A., a leading Italian tile manufacturer. The joint venture will sell, distribute and manufacture porcelain tile products for the North American market.

The following is a discussion of the results of operations for the three and nine months ended September 29, 2000 compared with the three and nine months ended October 1, 1999 for Dal-Tile International Inc. and its consolidated subsidiaries (the "Company"). Due to the Company's 52/53 week accounting cycle, the third quarter of 2000 ended on September 29, 2000.

NET SALES

Net sales for the third quarter of 2000 increased $28.4 million, or 12.9 percent, to $247.9 million from $219.5 million in 1999. For the nine months ended September 29, 2000, net sales increased $83.4 million, or 13.0 percent, to $722.9 million from $639.5 million for the same period in 1999. These increases for the three and nine months ended September 29, 2000 were due primarily to increased sales volume through the Company-operated sales centers, which increased 17.5 percent for both the three and nine months ended September 29, 2000 compared to the same periods in 1999. Commercial sales grew steadily and increased acceptance of new products supported growth in the residential market. Sales to independent distributors were flat for the quarter and increased 1.4 percent for the nine month period, while home center sales remained flat for both the third quarter and nine months ended September 29, 2000.

GROSS PROFIT

Gross profit for the third quarter of 2000 increased $10.7 million, or 10.0 percent, to $117.9 million from $107.2 million in 1999. Gross profit for the nine months ended September 29, 2000 increased $36.5 million, or 11.8 percent, to $346.1 million from $309.6 million for the same period in 1999. These increases in gross profit were principally a result of increased sales volume. Gross margin was 47.6 percent for the third quarter of 2000 and 47.9 percent for the nine months ended September 29, 2000 versus 48.8 percent for the third quarter of 1999 and 48.4 percent for the nine months ended October 1, 1999. Increased sales volume and productivity enhancements were offset by higher energy costs and the relative strength of the peso.

OPERATING EXPENSES

Operating expenses in the third quarter of 2000 increased $8.3 million, or 11.4 percent, to $81.4 million from $73.1 million in the third quarter of 1999. For the nine months ended September 29, 2000, operating expenses increased $20.2 million, or 9.1 percent, to $243.3 million from $223.1 million for the same period in 1999. These increases were due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses as a percent of sales in the third quarter of 2000 improved to 32.8 percent from 33.3 percent in 1999. Year to date, operating expenses as a percent of sales decreased to 33.7 percent compared to 34.9 percent for the same period in 1999. These decreases for the three and nine months ended September 29, 2000 were due primarily to higher sales and lower corporate spending. Transportation costs, as a percent of sales, increased to
6.9 percent of sales for the quarter versus 6.6 percent in 1999 due to higher fuel prices and increased service requirements of the expanding residential market. For the nine months ended September 29, 2000, transportation costs as a percent of sales were 6.7 percent compared to 6.8 percent for the same period in 1999.

OPERATING INCOME

Operating income in the third quarter of 2000 increased $2.3 million, or 6.7 percent, to $36.4 million from $34.1 million in the third quarter of 1999. For the nine months ended September 29, 2000, operating income increased $16.3 million, or 18.8 percent, to $102.8 million from $86.5 million for the same period in 1999. Operating margin decreased to 14.7 percent in the third quarter of 2000 from 15.5 percent in 1999 as a result of higher energy costs and a strong peso; however, year-to-date operating margin increased to 14.2 percent from 13.5 percent in 1999.

INTEREST EXPENSE (NET)

Interest expense (net) in the third quarter of 2000 decreased $1.4 million, or
15.7 percent, to $7.5 million from $8.9 million in the third quarter of 1999. For the nine months ended September 29, 2000, interest expense (net) decreased $5.6 million, or 19.5 percent, to $23.1 million from $28.7 million in the same period of 1999. During the nine months ended September 29, 2000, borrowing requirements on the Company's credit facility (the "Fourth Amended Credit Facility") decreased due to improved financial performance, and borrowing spreads decreased from 2.0 percent to 0.875 percent on the revolver and Term A loan borrowings and from 2.5 percent to 1.75 percent on the Term B loan borrowings.

 INCOME TAXES

The income tax provision for the third quarter of 2000 reflects an effective tax rate of approximately 5.8 percent compared to 5.2 percent for the third quarter of 1999. For the nine months ended September 29, 2000, the effective rate was approximately 6.3 percent compared to 6.7 percent for the same period in 1999. These rates reflect expected Mexico tax liabilities and U.S. state and possession taxes based on estimated taxable income in those jurisdictions. The decrease in the effective rate for the nine months ended September 29, 2000 versus the comparable period in 1999 was due to increased levels of pretax income, which primarily effect the federal tax jurisdiction. No U.S. federal income tax expense was recorded for 2000 or 1999 due to an offset by a valuation allowance against U.S. federal deferred tax assets.

The pro-forma effective tax rate, assuming no benefits from the Company's net operating losses, would have been 38.5 percent.

NET INCOME

Net income in the third quarter of 2000 increased to $27.7 million from $23.8 million in the third quarter of 1999. Year to date, net income increased to $74.5 million from $54.4 million for the same period in 1999. Net income for the three and nine months ended September 29, 2000 increased due to higher operating income and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and funds available under the Company's bank credit agreement continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the nine months ended September 29, 2000, cash provided by operating activities was $77.4 million compared to $68.1 million for the same period in 1999. The increase in cash flow from operations was due primarily to increased profitability and improvements in working capital utilization through increased inventory turns and reduced days sales outstanding.

Net expenditures for property, plant and equipment were $24.9 million for the nine months ended September 29, 2000 compared to $14.7 million for the same period in 1999. Expenditures included costs for multiple projects to expand and modernize various manufacturing facilities, improvements at the Company's distribution facilities and costs for leasehold improvements at various sales centers. During the remainder of 2000, the Company expects to incur an additional $10.0 to $15.0 million for routine capital improvements and the expansion and modernization of its manufacturing facilities.

Cash used in financing activities was $52.8 million for the nine months ended September 29, 2000. Cash outflows for term debt of $38.2 million, other debt of $2.8 million, and the Company's revolving credit facility of $15.8 million were offset by cash inflows of $4.0 million related to employee stock purchases and the exercise of options of common stock. Total availability under the Fourth Amended Credit Facility as of September 29, 2000 was $143.7 million.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               27.1 - Financial Data Schedule

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 29, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DAL-TILE INTERNATIONAL INC.
                                         ------------------------------------
                                         (Registrant)


Date:
November 13, 2000                        /s/ W. Christopher Wellborn
-----------------                        ------------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer