Form 10-K
period 2000-12-29
DAL TILE INTERNATIONAL INC
filed 2001-03-15
CIK 906611

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 8, 2001, there were 55,725,247 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 8, 2001 was $436,367,815 (based on the closing sale price of the Common Stock on March 8, 2001). This calculation does not reflect a determination that persons are affiliates for any other purposes.




                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                       PART OF FORM 10-K
                --------                    INTO WHICH INCORPORATED
        PROXY STATEMENT FOR 2001            -----------------------
     ANNUAL MEETING OF STOCKHOLDERS                PART III




================================================================================

                                                DAL-TILE INTERNATIONAL INC.

                                                        FORM 10-K

                                                    TABLE OF CONTENTS



                                                                                                                      Page
                                                                                                                      ----
                                                           PART I

Item 1.           Business.........................................................................................    1
Item 2.           Properties.......................................................................................    10
Item 3.           Legal Proceedings................................................................................    11
Item 4.           Submission of Matters to a Vote of Security Holders..............................................    11

                                                          PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters............................    12
Item 6.           Selected Financial Data..........................................................................    13
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations............    14
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.......................................    20
Item 8.           Financial Statements and Supplementary Data......................................................    22
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    22

                                                          PART III
Item 10.          Directors and Executive Officers of the Registrant...............................................    23
Item 11.          Executive Compensation ..........................................................................    26
Item 12.          Security Ownership of Certain Beneficial Owners and Management...................................    26
Item 13.          Certain Relationships and Related Transactions...................................................    26

                                                          PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    27


                                     PART I


ITEM 1. BUSINESS

GENERAL

Dal-Tile International Inc., a Delaware corporation formed in 1987 (the "Registrant"), believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the United States and one of the largest in the world. Unless the context otherwise requires, references herein to the "Company" and "Dal-Tile" shall refer to Dal-Tile International Inc. and its consolidated subsidiaries. Dal-Tile International Inc. is a holding company and conducts all its operations through its subsidiaries. References herein to fiscal year 2000 refer to the fiscal year ended December 29, 2000.

Dal-Tile currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of tile (wall, floor, quarry and mosaic), natural stone and related products. The Company operates with a significant level of vertical integration, combining what it believes to be North America's largest volume distribution system of ceramic tile with modern manufacturing facilities located in the United States and Mexico. A full range of tile and stone products are offered, as well as installation materials and tools ("allied products") designed to appeal to a broad range of customers for both residential and commercial applications (new construction as well as remodeling). Products are sold through a network of 220 Company-operated sales centers to tile contractors, architects, design professionals, builders, developers and individual consumers. Products are also sold through a network of 200 independent distributor locations to a variety of commercial and residential customers. In addition, Dal-Tile is a significant supplier to the do-it-yourself and buy-it-yourself market by supplying home center retailers, such as The Home Depot and Lowe's. The Company's manufactured products are marketed under the names DALTILE-Registered Trademark- and AMERICAN OLEAN-Registered Trademark-. In addition, the Company resells other manufacturers' products under its own and/or such other manufacturers' brands.

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

During fiscal year 2000, Dal-Tile opened a state-of-the-art showroom and design center in Atlanta, GA. The Company had previously opened a showroom in Dallas, TX in fiscal year 1999. These showrooms are dedicated primarily to the residential business and provide a place for customers of local builders, remodelers, architects, designers and contractors to view and select ceramic tile for their building projects. The showroom is staffed with design professionals knowledgeable in wall and floor tile applications, as well as current design and decorating trends.

COMPANY-OPERATED SALES CENTERS

A network of 220 Company-operated sales centers located in the U.S., Canada and Puerto Rico distributes primarily the DALTILE brand product, serving customers in all 50 states and portions of Canada and Puerto Rico. For fiscal year 2000, a majority of the Company's net sales were made through its Company-operated sales centers.

In addition to sales center staff, this distribution channel is supported by approximately 129 sales associates servicing both commercial and residential markets. The DALTILE brand also has a group of 43 sales representatives dedicated exclusively to the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

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

As of December 29, 2000, the sales center distribution system included 218 Dal-Tile sales centers and two American Olean sales centers, three stone slab operations and two residential showrooms, which provide sales and merchandising support to the sales centers. In the future, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, sales centers are closed in locations where economic and competitive conditions have changed.

INDEPENDENT DISTRIBUTOR

The independent distributor channel is serviced through a dedicated business unit that includes 12 regional sales managers to serve the particular requirements of its customers. Currently, the AMERICAN OLEAN brand is distributed through 200 independent distributor locations and two Company-owned sales centers that service a variety of residential and commercial customers. The Company's strategy is to increase its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

Domestic sales within Mexico are made primarily through a network of independent retailers who are principally supplied by the Monterrey, Mexico manufacturing facility.

HOME CENTER RETAILERS

The Company believes it is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot and Lowe's, serving more than 1,600 home center retail outlets nationwide. The home center retailer channel has provided Dal-Tile with new sources of sales over the past five years and is expected to continue presenting important growth opportunities.

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

PRODUCT AND PRODUCT DEVELOPMENT

The Company manufactures and sells different types of tile in various sizes and styles for commercial and residential use, including related trim and angle pieces. The Company also sells products purchased from third-party manufacturers, primarily porcelain tile, natural stone and allied products. Management believes that "one-stop shopping," which requires a full product line at its Company-operated sales centers, is an important competitive advantage in servicing its core customers, especially tile contractors.

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

During fiscal year 2000, Dal-Tile announced that it had entered into a joint venture, Dal Italia LLC, with EmilCeramica S.p.A., a leading Italian tile manufacturer. Dal Italia LLC sells and distributes high quality porcelain tile for the North American market. This will allow Dal-Tile to offer its customers specially designed products combining superior Italian technology with Dal-Tile's unmatched distribution and professional sales services.

CUSTOMERS

Dal-Tile's core customers consist of large and small tile contractors, architects, design professionals, builders, developers, independent distributors, floor covering dealers and ceramic specialty retailers. The Company also sells to the do-it-yourself and buy-it-yourself market through a relationship with home center retailers, such as The Home Depot and Lowe's, and is a significant supplier to this channel. The Company has a broad and diversified customer base of more than 41,000 active accounts in the United States. In addition, the Company has a program with over 285 accounts where Dal-Tile products are specified on their projects. These accounts range from recognized restaurant chains, such as McDonald's, Wendy's, Taco Bell and Burger King, to other national chain stores, such as Barnes & Noble book stores, Wal-Mart stores and ExxonMobil service stations.

The Company does not rely on any one customer or group of customers for a material amount of its net sales. The largest customer for fiscal year 2000 accounted for less than 8 percent of net sales, and the 10 largest customers accounted for approximately 15 percent of net sales in the same period.

MANUFACTURING

Currently, Dal-Tile operates nine tile manufacturing facilities with an aggregate annual manufacturing capacity of 488 million square feet. During the five-year period 1996-2000, approximately $150 million has been invested in capital expenditures, principally for new plants and state-of-the-art fast-fire equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Operating capacity has expanded from 402 million square feet to 488 million square feet during the same period.

In fiscal year 1996, approximately 22 million square feet of fast-fire wall tile production capacity was established at the El Paso, TX facility and was increased to approximately 45 million square feet in fiscal year 1997. During fiscal year 1998, approximately 22 million square feet of fast-fire wall tile production capacity was added at the Dallas, TX facility to replace less efficient production capacity at the location. In fiscal year 1999, approximately 22 million square feet of fast-fire glazed floor tile capacity was added in Monterrey, Mexico. Also, approximately 5.6 million square feet of fast-fire wall tile trim capacity was added in the Dallas, TX facility to replace less efficient production capacity at the location. In fiscal year 2000, approximately 22 million square feet of fast-fire glazed wall tile capacity was added in El Paso, TX. Also, approximately 5.0 million square feet of fast-fire wall tile trim capacity was added in the Dallas, TX facility to replace less efficient production capacity at the location. Also, approximately 5.5 million square feet of fast-fire quarry capacity was added in the Lewisport, KY facility.

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

Following the AO Acquisition, the Company consolidated wall tile production by closing the Lansdale, PA and Jackson, TN wall tile facilities and consolidating a portion of the mosaic tile production in fiscal year 1996. In fiscal year 1997, the Company initiated the process of consolidating a portion of unglazed floor tile production by closing the Coleman, TX facility. In addition, production was suspended in late fiscal year 1997 at the Mt. Gilead, NC glazed floor tile facility, and the facility was closed during fiscal year 1998. As of December 29, 2000, the Company was pursuing the sale of the Coleman and Mt. Gilead facilities.

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology. The Company's manufacturing strategy is to maximize production at its lowest cost manufacturing facilities, continue ongoing improvements by implementing demonstrated best practices and continue to invest in manufacturing technology to lower its costs and develop new capabilities.

The following table summarizes the products currently manufactured by the Company's facilities:



FACILITY                                         PRODUCT TYPE
--------                                         ------------
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

MANAGEMENT INFORMATION SYSTEMS

During fiscal year 2000, major new systems implemented included a new sales forecasting system, an eCommerce web site for independent distributors, a web-based tracking system to track purchase orders for sourced finished goods, an Oracle general ledger system and a sales data warehouse for comprehensive sales reporting.

COMPETITION

Sales of the Company's products are made in a highly competitive marketplace. Management estimates that over 100 tile manufacturers, more than half of which are based outside the U.S., compete for sales of ceramic tile to customers located in the U.S. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes that it is the largest manufacturer, distributor and marketer of ceramic tile in the U.S. and one of the largest in the world. In addition to competition from domestic and foreign tile manufacturers, Dal-Tile encounters competition from manufacturers of products that serve as an alternative to tile. Competition in the tile industry is based on design, price, customer service and quality. The Company believes that it has a favorable competitive position as a result of its extensive North American distribution system and manufacturing capacity, together with its vertically integrated operations. In fiscal year 1999, approximately 72 percent of ceramic tile sales (by unit volume) in the U.S. consisted of imports, including approximately 7 percent manufactured by the Company in Mexico. In general, the proportion of U.S. ceramic tile sales attributable to imports has increased in recent years.

Dal-Tile products compete with numerous other wall and flooring coverings for residential and commercial uses. Among such floor coverings are carpet, wood flooring and resilient flooring. Among such wall coverings are paint, wallpaper, laminates and wood paneling. Ceramic tile products compete effectively as to price with carpeting, wood flooring and vinyl flooring. Although the cost of installation of ceramic tile is higher than the cost of installation of carpet, wood flooring and some wall coverings, it is generally believed that ceramic tile has a lower cost over its useful life, primarily due to ceramic tile's durability.

EMPLOYEES

At December 29, 2000, the Company employed 7,524 persons, 2,879 of which were employed by its Mexican subsidiary. Approximately 10 percent of employees in the U.S. are represented by unions. Approximately 90 percent of the employees in Mexico are represented by a union under a collective bargaining agreement effective January 1, 2001. The Company has not experienced a significant work stoppage in Mexico in over 20 years and experienced only one brief work stoppage in the U.S. over that period. The Company believes that relations with its employees are good.

TRADEMARKS

The Company owns rights to certain trademarks and trade names, including DALTILE, AMERICAN OLEAN, HOME SOURCE AND DAL-MONTE-TM-, which are or have been used in the marketing of its products. The Company believes that breadth of product line, customer service and price are important in tile selection and that the trademarks and tradenames themselves are important as source identifiers that help differentiate Company product lines from those of competitors.

ENVIRONMENTAL REGULATION

The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the remediation of contamination associated with such disposal. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that the Company has determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such activities will have a material effect on the Company's liquidity and financial condition.

A number of the Company's facilities have conducted tile manufacturing operations for many years and in the past have used lead compounds and other hazardous materials in its glazing operations. The Texas environmental proceedings discussed below arose principally in connection with the Company's disposal of waste materials containing lead compounds prior to the AEA Acquisition. From time to time, the Company also is involved in the remediation of historic contamination at certain of its other present and former facilities, as well as at other locations in the U.S.

The Company is involved in Resource Conservation and Recovery Act ("RCRA") Part B post-closure care permitting projects with respect to two sites near its Dallas facility, which are proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In March 1991, the Company and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating to past waste disposal activities conducted prior to the AEA Acquisition. The 1991 Order related principally to the disposal by the Company of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County during a period from 1980 to 1987, and the disposal of miscellaneous solid wastes that were contaminated by lead compounds at a Company-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County from 1986 to May of 1990. Pursuant to the 1991 Order, the Company paid a non-deferred assessed penalty of $350,000 and contributed another $350,000 to a fund dedicated to environmental enhancement activities in Dallas County. The Company received notice from the TNRCC terminating the 1991 Order and releasing the Company from any obligation regarding the payment of deferred penalties. The Company's closure plans for Elam and Pleasant Run were approved by the TNRCC, and remediation and other activities associated with the closures have been completed. The TNRCC formally issued post-closure care permits for Elam and Pleasant Run in April of 2000. The Company expects to incur a future cost of approximately $270,000 in connection with post-closure at Elam and Pleasant Run. The Company expects to recover at least 50 percent of costs relating to these sites (a substantial portion of which has already been recovered) pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company.

The remediations described above followed a related criminal investigation which led to the indictments and, in fiscal year 1993, the convictions of a former owner and a former senior executive officer of the Company on federal charges of violating environmental laws. The U.S. Attorney's Office for the Northern District of Texas (the "U.S. Attorney's Office"), which obtained the indictments, informed the Company in writing on April 22, 1992 that, based on information in the possession of the U.S. Attorney's Office, it had decided not to prosecute the Company for violations of environmental criminal statutes.

The Company is involved in an environmental remediation program with respect to the disposal of hazardous wastes prior to the AEA Acquisition at a third site near its Dallas facility. In October 1994, the Company, Master-Halco, Inc. ("Master-Halco") (a manufacturing company not affiliated with the Company), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, investigation and remediation in connection with the alleged disposal of waste materials containing lead compounds generated by the Company and others at a gravel pit on Kleburg Road ("Walton") in Dallas prior to 1980. The Company has agreed to indemnify such individuals against any costs relating to the disposal of industrial solid waste at the site. Pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 assessed against the individuals has been deferred pending timely and satisfactory completion of the technical requirements in the 1994 Order. Master-Halco has paid the Company $690,000 to resolve Master-Halco's share of remediation costs relating to the Walton site. The Company has completed all required remediation and closure activities and in November of 2000 submitted a formal closure certificate to the TNRCC. The Company will submit an application for a post-closure care permit after the closure certificate is approved. The Company expects to receive approval of the post-closure care permit prior to the end of fiscal year 2002. In fiscal year 2000, total expenditures at Walton were approximately $1,800,000. The Company expects to incur future costs of approximately $670,000 in connection with the Walton site. The Company expects to recover at least 50 percent of its costs pursuant to the Settlement Agreement with two of the former owners of the Company described below, and the Company believes that any amounts not recovered pursuant to the Settlement Agreement will not have a material adverse effect on the Company.

On May 20, 1993, the Company entered into an agreement with Robert M. Brittingham and John G. Brittingham, two of the former owners of the Company (the "Settlement Agreement"), pursuant to which substantially all of the costs incurred to the date thereof by the Company (approximately $13,600,000) in respect of the 1991 Order, the three Dallas area sites described above and certain related matters, including certain of the notices of violation referred to above, have been repaid to the Company. Such former owners are also obligated, pursuant to the terms of the Settlement Agreement, to indemnify the Company against 50 percent of all expenditures incurred in connection with various environmental violations relating to the Company's U.S. operations occurring prior to the AEA Acquisition in excess of the approximately $13,600,000 already paid, until such total excess expenditures reach a formula amount, and 100 percent of all such expenditures in excess of the formula amount. The Company's expenditures to date in respect of the matters described above have been or are expected to be indemnified in accordance with the terms of the Settlement Agreement (subject to the percentage limitations described above). Accordingly, the Company believes (taking into account the indemnification rights referred to above and the reserves it has established) that its liability for environmental violations occurring prior to the AEA Acquisition will not have a material adverse effect on the Company. The Company believes that these two former owners currently have assets far in excess of their potential liability under the Settlement Agreement, and, accordingly, the Company believes that they will be able to satisfy all of their obligations pursuant to their agreement with the Company. Future events, which cannot be predicted, could affect the ability of these former owners to satisfy their obligations. Therefore, no assurance can be given that they will be able to meet their obligations when they arise.

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

In addition, subject to the terms of the Stock Purchase Agreement, dated as of December 21, 1995 (the "AO Acquisition Agreement"), pursuant to which the Company acquired AO, AWI agreed to indemnify the Company for various costs and expenses that may be incurred in the future by the Company arising out of pre-closing environmental conditions and activities with respect to AO. In December of fiscal year 2000, AWI filed a voluntary petition for bankruptcy under Chapter 11 of the bankruptcy code. The Company has filed a proof of claim in the bankruptcy case with respect to certain pre-closing environmental matters subject to indemnification pursuant to the AO Acquisition Agreement. There can be no assurance that the Company will obtain any recovery in connection with its proof of claim. The Company believes that, based on currently available information, any liability of AO that is reasonably likely to arise out of any of the sites at which AO has potential liability as a result of pre-closing conditions and activities would not result in a material adverse effect on the Company.

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

GEOGRAPHIC LOCATION

Financial information by geographic location for the three years ended December 29, 2000 is set forth in Note 12 to the Consolidated Financial Statements included in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below in this report.

ITEM 2. PROPERTIES

The Company owns or leases manufacturing, distributing, office and sales facilities in the United States and Mexico, as described below.

MANUFACTURING, DISTRIBUTION AND OFFICE FACILITIES

The Company owns or leases 12 manufacturing, distribution and office facilities. The location, use and floor area of such facilities are described as follows:



LOCATION                      USE                                          SQ. FEET     LEASED/OWNED
--------                      ---                                          --------     ------------
Fayette, AL...............    Manufacturing                                 276,467        Owned
Lewisport, KY.............    Manufacturing                                 270,836        Owned
Baltimore, MD.............    Distribution                                  315,000        Leased (1)
Monterrey, Mexico.........    Manufacturing, Distribution & Office        1,464,597        Owned
Olean, NY.................    Manufacturing                                 278,417        Owned
Gettysburg, PA............    Manufacturing                                 218,609        Owned
Jackson, TN...............    Manufacturing                                 655,211        Owned
Conroe, TX................    Manufacturing                                 208,059        Owned
Dallas, TX................    Manufacturing, Distribution & Office          733,846        Owned
Dallas, TX................    Distribution                                  472,500        Leased (1)
El Paso, TX...............    Manufacturing                                 366,876        Ground Leased (2)
Los Angeles, CA...........    Distribution                                  410,515        Leased (1)


(1) The leases for the Baltimore, MD; Los Angeles, CA; and Dallas, TX facilities expire on February 28, 2007, March 31, 2007 and January 31, 2003, respectively, and are subject to renewal options.
(2)      The ground lease expires on November 21, 2034.

The Company closed its Coleman, TX manufacturing facility in fiscal year 1997 and closed its Mt. Gilead, NC manufacturing facility in fiscal year 1998. As of December 29, 2000, the Company was pursuing the sale of the Coleman and Mt. Gilead facilities.

SALES CENTERS

As of December 29, 2000, the Company owned one sales center in Denver, CO, totaling approximately 22,500 square feet. In addition, 219 sales centers were leased as of December 29, 2000 (aggregating approximately 2.6 million square feet), pursuant to leases that extend for terms on average of 3 to 5 years with expiration dates primarily from 2001 - 2006.

For a description of aggregate rental expenses with respect to its operating leases, see Note 10 to the Consolidated Financial Statements included herein relating to commitments and contingencies.

As of December 29, 2000, the Company leased three stone sales centers totaling approximately 67,000 square feet and leased two showrooms totaling approximately 16,000 square feet.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "DTL". The following table sets forth the high and low sale prices for the common stock as reported by the New York Stock Exchange from January 2, 1999, through December 29, 2000.

                                                       HIGH            LOW
                                                       ----            ---
January 2, 1999 to April 2, 1999                     13-1/16            7
April 3, 1999 to July 2, 1999                          13             7-1/2
July 3, 1999 to October 1, 1999                       13-1/8          6-3/4
October 2, 1999 to December 31, 1999                  10-1/2         7-11/16
January 3, 2000 to March 31, 2000                     10-1/8          6-1/8
April 1, 2000 to June 30, 2000                        10-1/2              8
July 1, 2000 to September 29, 2000                   12-13/16             7
September 30, 2000 to December 29, 2000              14-5/16             11


HOLDERS

At March 8, 2001, there were 101 holders of record of Common Stock and 55,725,247 shares of Common Stock outstanding.

DIVIDEND POLICY

The Company has not paid cash dividends on Common Stock during the last three years. The Company currently intends to retain any earnings for use in its business and therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presented for fiscal years 1996 through 2000 are derived from the Consolidated Financial Statements of the Company for such period, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements including the related notes thereto included elsewhere herein.

                                                                     FISCAL YEAR ENDED
                                             ----------------------------------------------------------------------
                                             DECEMBER 29,   DECEMBER 31,    JANUARY 1,    JANUARY 2,     JANUARY 3,
                                                 2000          1999            1999          1998           1997
                                             -----------    -----------    -----------    -----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
   Net sales..............................   $   952,156    $   850,568    $   751,785    $   676,637    $   720,236
   Cost of goods sold.....................       497,933        440,514        396,112        404,728        369,731
                                             -----------    -----------    -----------    -----------    -----------
   Gross profit...........................       454,223        410,054        355,673        271,909        350,505
   Expenses:
     Transportation.......................        64,549         57,124         55,988         58,425         47,125
     Selling, general and administrative..       247,099        232,845        222,790        277,515        190,911
     Provisions for merger integration
       charges............................             -              -              -              -          9,000
     Amortization of goodwill...                   5,512          5,607          5,604          5,605          5,605
                                             -----------    -----------    -----------    -----------    -----------
   Total operating expenses...............       317,160        295,576        284,382        341,545        252,641
                                             -----------    -----------    -----------    -----------    -----------
   Operating income (loss)................       137,063        114,478         71,291        (69,636)        97,864
   Interest expense.......................        30,102         37,125         45,051         40,649         46,338
   Interest income........................           104            126            128            268          1,685
   Other (expense) income ................          (444)           250          1,264          1,220            129
                                             -----------    -----------    -----------    -----------    -----------
   Income (loss) before income taxes
     and extraordinary item...............       106,621         77,729         27,632       (108,797)        53,340
   Income tax provision...................         5,864          3,966          3,604          1,439         18,914
                                             -----------    -----------    -----------    -----------    -----------
   Income (loss) before extraordinary            100,757         73,763         24,028       (110,236)        34,426
     item.................................
   Extraordinary item - loss on early
     retirement of debt, net of taxes.....             -              -              -              -        (29,072)
                                             -----------    -----------    -----------    -----------    -----------
   Net income (loss)......................   $   100,757    $    73,763    $    24,028    $  (110,236)   $     5,354
                                             ===========    ===========    ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before extraordinary
     item per common share................   $      1.83    $      1.36    $      0.45    $     (2.06)   $      0.71
   Extraordinary item per common share....             -              -              -              -          (0.60)
                                             -----------    -----------    -----------    -----------    -----------
   Net income (loss) per common share.....   $      1.83    $      1.36    $      0.45    $     (2.06)   $      0.11
                                             ===========    ===========    ===========    ===========    ===========
   Weighted average common shares.........        54,918         54,103         53,487         53,435         48,473
                                             ===========    ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) before extraordinary
     item per common share................   $      1.82    $      1.35    $      0.45    $     (2.06)   $      0.69
   Extraordinary item per common share....             -              -              -              -          (0.58)
                                             -----------    -----------    -----------    -----------    -----------
   Net income (loss) per common share.....   $      1.82    $      1.35    $      0.45    $     (2.06)   $      0.11
                                             ===========    ===========    ===========    ===========    ===========

   Weighted average common shares,
     assuming dilution....................      55,396           54,539         53,983         53,435         50,053
                                             ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital........................   $   116,303    $    91,791    $   117,615    $   154,888    $   180,819
   Total assets...........................       670,520        638,704        640,808        672,069        688,497
   Total debt.............................       331,778        410,673        500,432        557,091        465,858
   Long-term debt.........................       276,017        353,877        453,923        537,830        433,035
   Stockholders' equity...................       212,308        100,944         15,459          3,920        115,569

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the fiscal year ended December 29, 2000, the Company achieved record sales and net income. Sales increased approximately 11.9 percent and net income grew
36.6 percent versus the prior year. The growth in sales was realized across all product teams through significant gains in the residential market and steady improvement in commercial sales. These improvements were driven by strong market acceptance of new products and initiatives to improve customer service. In addition, the Company's emphasis on residential growth included opening its second state-of-the-art showroom and design center.

Earnings growth was achieved despite significant pressure from foreign competition, higher energy costs and a strong Mexican peso. During the year, the Company took steps to partially offset these factors through greater manufacturing efficiencies, modernization of facilities and reductions of general and administrative costs. Because of these productivity enhancements and focus on improved management of working capital, the Company increased operating cash flow $6.3 million to $110.2 million versus $103.9 million in fiscal year 1999. Day's sales outstanding decreased to 42.9 days in fiscal year 2000 from
44.4 days in fiscal year 1999, while average inventory turns improved to 3.5 in fiscal year 2000 from 3.2 a year ago. Debt decreased by $78.9 million, which contributed to a $7.0 million, or 18.9 percent, reduction in interest expense versus fiscal year 1999. Free cash flow decreased $5.8 million to $73.0 million due primarily to a $12.1 million increase in capital expenditures over the prior year for modernization and expansion of the Company's manufacturing facilities.

In September the Company announced the formation of a joint venture with Emilceramica, S.p.A., an Italian tile manufacturer. The joint venture, Dal Italia LLC, sells and distributes porcelain tile products for the North American market. Dal Italia LLC is 80 percent owned by the Company and included in its consolidated financial statements, and is 20 percent owned by Emilceramica, S.p.A. Dal Italia LLC has a supply agreement with Emilceramica S.p.A. in which porcelain tile products are purchased at cost plus transportation charges and then distributed and sold exclusively through the Company's sales service centers according to a distribution agreement between Dal Italia LLC and the Company.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                          FISCAL YEAR ENDED
                                              ------------------------------------------
                                              DECEMBER 29,     DECEMBER 31,   JANUARY 1,
                                                 2000              1999         1999
                                              ------------     ------------   ----------
Net sales....................................     100.0%           100.0%        100.0%
Cost of goods sold...........................      52.3             51.8          52.7
                                              ------------     ------------   ----------
Gross profit.................................      47.7             48.2          47.3
Operating expenses...........................      33.3             34.7          37.8
                                              ------------     ------------   ----------
Operating income ............................      14.4             13.5           9.5
Interest expense (net).......................       3.2              4.3           6.0
Other income ................................         -                -           0.2
                                              ------------     ------------   ----------
Income before income taxes...................      11.2              9.2           3.7
Income tax provision.........................       0.6              0.5           0.5
                                              ------------     ------------   ----------
Net income ..................................      10.6%             8.7%          3.2%
                                              ============     ============   ==========

FISCAL YEAR ENDED DECEMBER 29, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

NET SALES

Net sales increased $101.6 million, or 11.9 percent, to $952.2 million for fiscal year 2000 from $850.6 million for fiscal year 1999. The increase in sales related principally to the Company-operated sales centers, which increased $101.0 million, or 16.6 percent, versus fiscal year 1999. During fiscal year 2000, residential sales grew steadily due primarily to increased market acceptance of new products. In addition, the Company opened a state-of-the-art showroom and design center in Atlanta, GA to provide higher levels of customer service to this market. The Company achieved growth in commercial sales through improved product availability and overall customer service.

Net sales to independent distributors were up $1.4 million, or 1.2 percent, versus fiscal year 1999 and the Home Center channel decreased $4.0 million, or
4.2 percent. The Company took steps to improve sales through its distributor base by introducing new residential products and changing distributors in selected markets. Home Center sales declined as a result of the Company's decision to reduce sales of lower margin commodity products. Net sales within Mexico increased $3.9 million to $32.8 million in fiscal year 2000 from $28.9 million in fiscal year 1999.

GROSS PROFIT

Gross profit increased $44.1 million, or 10.7 percent, to $454.2 million in fiscal year 2000 from $410.1 million in fiscal year 1999. The increase in gross profit was due primarily to the growth in sales. Gross margin decreased to 47.7 percent for fiscal year 2000 from 48.2 percent for fiscal year 1999. This decrease was due primarily to higher natural gas prices and the strong Mexican peso. These costs were partially offset by the implementation of various process improvements and a shifting of production to low cost state-of-the-art manufacturing facilities.

OPERATING EXPENSES

Operating expenses increased $21.6 million, or 7.3 percent, to $317.2 million in fiscal year 2000 from $295.6 million in fiscal year 1999. This increase was a result of additional spending for new product introductions and higher costs associated with the growth in sales.

Operating expenses as a percent of sales decreased to 33.3 percent in fiscal year 2000 compared to 34.7 percent in fiscal year 1999. This decrease was primarily related to higher sales volume. In addition, corporate spending was substantially reduced due to the completion of Y2K efforts in fiscal year 1999. Freight expense as a percent of sales increased to 6.8 percent for fiscal year 2000 versus 6.7 percent in 1999 due to higher fuel costs and increased service requirements of the expanding residential market.

OPERATING INCOME

Operating income increased to $137.1 million in fiscal year 2000 from $114.5 million in fiscal year 1999. Operating margin increased to 14.4 percent compared to 13.5 percent for the previous fiscal year due primarily to increased sales.

INTEREST EXPENSE (NET)

Interest expense (net) decreased $7.0 million, or 18.9 percent, to $30.0 million in fiscal year 2000 from $37.0 million in fiscal year 1999. Interest expense decreased due to reduced borrowing requirements on the Company's credit facility. Also, lower fees and interest rates combined with reduced borrowing spreads contributed to the reduction in interest expense. The Company's credit facility contains a pricing mechanism that lowers borrowing spreads as financial performance improves. During fiscal year 2000, borrowing spreads decreased from
1.25 percent to 0.75 percent on the revolver and Term A Loan borrowings and remained at 1.75 percent on the Term B Loan borrowings.

INCOME TAXES

The income tax provisions for fiscal years 2000 and 1999 reflect Mexico tax liabilities and U.S. state and possession income tax based on taxable income in those jurisdictions. The fiscal year 2000 tax provision includes a U.S. federal income tax benefit due to the reversal of the remaining valuation allowance recorded against certain U.S. federal deferred tax assets. The reversal of the valuation allowance is a result of the Company's analysis of the likelihood of generating sufficient future taxable income and thus realizing the future benefit of tax loss carryforwards and other deferred tax assets. Although realization is not assured, the Company believes that it is more likely than not that the tax benefits recorded will be realized through future taxable income. The Company's normalized effective tax rate for fiscal years 2000 and 1999 was 38.5 percent. The Company expects the effective tax rate to be approximately 38.5 percent in the near term.

PESO-U.S. DOLLAR EXCHANGE RATE

The Company's Mexican facility is considered an extension of the U.S. parent and primarily a provider of ceramic tile to the Company's U.S. operations. Due to the U.S. parent's manufacturing requirements, fiscal year 2000 domestic sales in Mexico were limited to approximately 3.4 percent of the Company's consolidated net sales. Prior to fourth quarter 1998, translation gains or losses relating to exchange rate changes were reported as a separate component of stockholders' equity. Due to the change in functional currency in Mexico to the U.S. dollar, translation gains or losses and foreign currency transaction gains or losses are recognized in other income and expense. During fiscal year 2000, the Company recorded translation and transaction losses of approximately $0.1 million. The Company uses foreign currency forward contracts to hedge against currency risk associated with the Mexican peso and accounts for these contracts as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and its amendments, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company did not have any forward contracts outstanding as of December 29, 2000.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 1,
1999

NET SALES

Net sales increased $98.8 million, or 13.1 percent, to $850.6 million for fiscal year 1999 from $751.8 million for fiscal year 1998. The increase in sales related principally to the Company-operated sales centers, which increased $87.2 million, or 16.7 percent versus fiscal year 1998. During fiscal year 1999, the Company increased residential sales through new product introductions and the addition of a dedicated sales force. In addition, a new state-of-the-art showroom and design center was opened in Dallas, TX to provide higher levels of customer service to this market. Also, the Company achieved growth in commercial sales through improved product availability and overall customer service.

Net sales to independent distributors were down $1.4 million, or 1.2 percent versus fiscal year 1998, and the Home Center channel increased $9.0 million, or
10.4 percent. Independent distributor sales were negatively affected by the Company's continued process of restructuring its distributor base, while Home Centers sales were favorably affected by the growth of the residential business and sales to new store locations. Net sales within Mexico increased $3.7 million to $28.9 million in fiscal year
1999 from $25.2 million in fiscal year 1998.

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

INCOME TAXES

The income tax provisions for fiscal years 1999 and 1998 reflect Mexico tax liabilities and U.S. state and possession income tax based on taxable income in those jurisdictions. No U.S. federal income tax expense was recorded for fiscal years 1999 and 1998 due to an offsetting reduction in a valuation allowance recorded against certain U.S. federal deferred tax assets. The valuation allowance was established in fiscal year 1997 offsetting any benefit of federal net operating losses and to reflect management's estimation as to the future utilization of the deferred tax assets.

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

ASSET IMPAIRMENT

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. An aggregate provision of $6.6 million was recorded in cost of sales in fiscal year 1998 to reduce the carrying value of the facility to its net realizable value. As of December 29, 2000 its net realizable value was $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's existing bank credit agreement provided liquidity and capital resources for working capital requirements, capital expenditures and debt service. Cash provided by operating activities was $110.2 million in fiscal year 2000 versus $103.9 million in fiscal year 1999.

Net expenditures for property, plant and equipment were $37.2 million for fiscal year 2000, which included approximately $23.8 million for manufacturing process improvements and the expansion and modernization of various manufacturing facilities. In addition, the Company incurred expenditures for enhancements to distribution and information systems and routine capital improvements. In July 2000, the Company amended its existing bank credit agreement (as amended, the "Fourth Amended Credit Facility") primarily to increase capital spending and lease limitations in support of expansion efforts.

Cash used in financing activities was $72.7 million for fiscal year 2000. Cash outflows for revolver repayments of $22.1 million, term debt amortization of $51.0 million and additional debt and fees of approximately $5.8 million were partially offset by cash inflows of approximately $6.2 million primarily related to the exercise of options of common stock and purchases of stock pursuant to the Employee Stock Purchase Plan. Total availability as of December 29, 2000 under the Fourth Amended Credit Facility was $150.0 million. The Company believes cash flow from operating activities, together with borrowings available under its Fourth Amended Credit Facility will be sufficient to fund future working capital needs, capital expenditures and debt service requirements.

The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation and remediation programs at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that are determined to be both probable and reasonably estimable. The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material effect on the Company's liquidity and financial condition.

The U.S. is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the U.S. currently imposes import duties on ceramic tile from non-North American countries at no more than 14 percent, to be reduced ratably to no less than 8 1/2 percent by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the U.S. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

In 1993, Mexico, the U.S. and Canada approved the North American Free Trade Agreement ("NAFTA"). NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the U.S., it also may stimulate competition in the U.S. and Canada from manufacturers located in Mexico. The U.S. currently imposes import duties on glazed ceramic tile from Mexico of approximately 10.1 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. During fiscal year 2000, the Company's results were negatively affected by the increase of the inflation rate in Mexico that was not offset by devaluation of the peso. Any future increases in the Mexican inflation rate which are not offset or increases in the U.S. inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

NEW ACCOUNTING STANDARDS

Effective September 30, 2000, the Company adopted SFAS 133 and its amendments, which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, is sold, terminated, exercised or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Interpretation, which was adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The adoption of this interpretation did not affect the Company's results for the fiscal year ended December 29, 2000, and is not expected to have a material impact on future results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 during the fourth quarter of fiscal year 2000 did not affect the Company's financial statements for the fiscal year ended December 29, 2000 and is not expected to materially affect future financial results.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company engages in activities that expose it to various market risks, including the effects of changes in foreign currency exchange rates, interest rates and natural gas prices. The financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company maintains an interest rate risk management strategy that uses derivative instruments, currently interest rate swaps, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. In addition, the Company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices.

INTEREST RATE RISK MANAGEMENT

To mitigate the impact of fluctuations in U.S. interest rates, the Company currently maintains approximately 60 percent of its debt as fixed rate by entering into interest rate swap agreements. Interest rate swap agreements are designated with a portion of the principal balance and term of a specific debt obligation.

INTEREST RATE SENSITIVITY TABLE AS OF DECEMBER 29, 2000:



                                                                                           FAIR VALUE
                                                                                           DECEMBER 29,
EXPECTED MATURITY DATES                 2001        2002        2003        2004              2000
                                      ---------- ----------- -----------  -----------   ----------------
(IN THOUSANDS)

Total debt:
      Fixed rate...................    $ 2,886    $    879    $    -        $   -           $  3,764
      Average interest rate........       8.5%        8.3%         -            -               -


      Variable rate................    $52,875    $154,038    $120,800      $   300         $328,013
      Average interest rate (a)....       6.3%        6.5%        7.5%         7.5%             -

Interest rate swaps:
      Pay fixed/receive variable...    $    74    $    -      $    -        $   -           $     74
      Average pay .................       5.7%         -           -            -               -
      Average receive..............       6.7%         -           -            -               -


(a) The Term loans, revolver borrowings and other debt bear interest at weighted average variable rates based on implied forward rates in the yield curve at the reporting date plus an applicable margin ranging from 0 percent to 1.75 percent depending upon the Company's leverage ratio (as defined under the Fourth Amended Credit Facility). The variable rate is equal to the London Interbank Offered Rate ("LIBOR") or the prime rate as announced from time to time. At December 29, 2000, the LIBOR interest rate in effect was 6.6 percent and applicable margins were .75 percent and 1.75 percent for the Term A Loan / revolver borrowings and Term B Loan, respectively. The prime rate in effect was 9.5 percent and the applicable margin was 0 percent.

INTEREST RATE SENSITIVITY TABLE AS OF DECEMBER 31, 1999:



                                                                                                       FAIR VALUE
                                                                                                       DECEMBER 31,
EXPECTED MATURITY DATES                 2000        2001        2002        2003         2004             1999
                                     ----------- ---------- ----------- -----------   -----------  ----------------
(IN THOUSANDS)
Total debt:
      Fixed rate...................    $ 3,921    $ 2,885    $    879    $    -         $  -          $  7,685
      Average interest rate........       8.4%       8.5%                     -            -               -
                                                                 8.3%

      Variable rate................    $52,875    $52,875    $176,138    $120,800       $ 300         $402,988
      Average interest rate (a)....       7.7%       8.6%        8.7%        9.4%        9.4%              -

Interest rate swaps:
      Pay fixed/receive variable...    $ 2,050    $   152    $    -      $    -         $  -          $  1,501
      Average pay .................       5.7%       5.7%         -           -            -               -
      Average receive..............       6.7%       7.4%         -           -            -               -


(a) The Term loans, revolver borrowings and other debt bear interest at weighted average variable rates based on implied forward rates in the yield curve at the reporting date plus an applicable margin ranging from 0.25 percent to 2.75 percent depending upon the Company's leverage ratio (as defined under the Third Amended Credit Facility). The variable rate is equal to LIBOR or the prime rate as announced from time to time. At December 31, 1999, the LIBOR interest rate in effect was 5.8 percent and applicable margins were 1.25 percent and 1.75 percent for the Term A Loan / revolver borrowings and Term B Loan, respectively. The prime rate in effect was 8.5 percent and the applicable margin was 0.25 percent.

NATURAL GAS RISK MANAGEMENT

The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated fluctuations in natural gas prices. The instruments generally cover a period of one to three years on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU"). As of December 29, 2000, the Company held natural gas futures contracts with an aggregate notional amount of approximately 4.2 million MMBTU and an aggregate fair value of approximately $8.6 million. The weighted average strike price per contract was $3.75. The Company did not have material futures contracts outstanding as of December 31, 1999.

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT

The Company uses foreign currency forward contracts to hedge against foreign currency exchange rate risk. As of December 29, 2000 and December 31, 1999 the Company did not have any outstanding instruments that were sensitive to foreign currency exchange rates.

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



             NAME                                AGE     POSITION OR OFFICE HELD
             ----                                ---     -----------------------
Jacques R. Sardas.......................          70     President, Chief Executive Officer and Chairman of the
                                                         Board of Directors
Douglas D. Danforth.....................          78     Director
John F. Fiedler.........................          62     Director
Vincent A. Mai..........................          60     Director
Martin C. Murrer........................          43     Director
Charles J. Pilliod, Jr..................          82     Director
Norman E. Wells, Jr.....................          52     Director
W. Christopher Wellborn.................          45     Executive Vice President, Chief Financial Officer and
                                                         Assistant Secretary
Scot B. Bernstein.......................          35     Vice President, Supply Chain Planning
D. Curtis Cook..........................          50     Vice President, American Olean Distribution
Dan L. Cooke............................          59     Vice President, Information Technology
Silvano Cornia..........................          41     Vice President, Research and Development
David F. Finnigan.......................          44     Vice President, Home Center Sales and Business
                                                         Development
William R. Hanks........................          47     Vice President, Manufacturing
Andrew D. Hiduke........................          53     Vice President, Human Resources
Matthew J. Kahny........................          39     Vice President, Marketing
H. Clay Orme............................          61     Vice President, Operations
Javier Eugenio Martinez Serna...........          49     Vice President, Mexico Operations
Mark A. Solls...........................          44     Vice President, General Counsel and Secretary
Harold G. Turk..........................          54     Vice President, Sales Centers Operations
John C. Turner, Jr......................          32     Vice President, Distribution and Customer Service
Scott R. Veldman........................          44     Treasurer


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

JOHN F. FIEDLER, Director - Mr. Fiedler has been a Director of the Registrant since July 1998. He is Chairman and Chief Executive Officer of Borg-Warner Automotive, Inc. Prior to joining Borg-Warner in June of 1994, he was Executive Vice President of Goodyear Tire & Rubber Company, where he was responsible for North American Tires. Mr. Fiedler's 29-year career with Goodyear included numerous sales, marketing and manufacturing positions in the U.S. and Far East. Mr. Fiedler is also a director of Roadway Express, Inc.

VINCENT A. MAI, Director - Mr. Mai has been a Director of the Registrant since October 1989. Mr. Mai was the President, Chief Executive Officer and a Director of AEA Investors (the managing member of DTI Investors LLC, a beneficial owner of Common Stock of the Registrant) from April 1989 to December 1998, which included appointment to Chairman in January 1998. From January 1999 to December 1999, Mr. Mai served as Chairman and Chief Executive Officer and currently serves as Chairman of AEA Investors. For the preceding 15 years, he was a Managing Director of Lehman Brothers, Inc., an investment banking firm. Mr. Mai is also a Director of the Federal National Mortgage Association.

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

NORMAN E. WELLS, JR., Director - Mr. Wells has been a Director of the Registrant since December 1997. Mr. Wells joined Rand McNally and Company in July 2000 as Chief Operating Officer and became Chief Executive Officer in December, 2000. Mr. Wells was President and Chief Executive Officer of Easco, Inc. from November 1996 to September 1999. From March 1993 to November 1996, he was President and Chief Executive Officer of CasTech Aluminum Group, Inc. Mr. Wells is also a director of Sovereign Specialty Chemicals, Inc.

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

SCOT B. BERNSTEIN, Vice President, Supply Chain Planning - Mr. Bernstein has been Vice President, Supply Chain Planning since July 2000. He has been with the Company since April 1997 and prior to July 2000 served as Director of Resource Planning. Prior to joining the Company, Mr. Bernstein was Director, Supply Chain Planning for Black & Decker. Prior to that Mr. Bernstein held various manufacturing and management positions with GTE and Sylvania, a division of GTE.

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

DAVID F. FINNIGAN, Vice President, Home Center Sales and Business Development - Mr. Finnigan has been Vice President, Home Center Sales and Business Development since January 2000. Mr. Finnigan was Vice President, Independent Distributor and Home Center Services from April 1998 through December 1999. From August 1997 through April 1998, Mr. Finnigan was Vice President, Independent Distributor Operations of the Company. From January 1996 through January 1997, Mr. Finnigan held the position of Vice President, Sales Center Operations of the Company. Prior to the AO Acquisition, he held various executive marketing positions with AO, AWI and Evans and Black.

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

HAROLD G. TURK, Vice President, Sales Center Operations - Mr. Turk has been Vice President, Sales Center Operations of the Registrant since January 1997. In 1996, Mr. Turk was Vice President, Home Center Services of the Company. In 1995, Mr. Turk was Executive Vice President of Field Operations of the Company. In 1994, he was Executive Vice President of Marketing of the Company. From April 1991 through 1993, Mr. Turk was Executive Vice President of Sales and Marketing, Western Region of the Company. Mr. Turk was a Vice President of Warehouse Administration of the Company from 1976 to 1991.

JOHN C. TURNER, JR., Vice President, Distribution and Customer Service - Mr. Turner has been Vice President, Distribution and Customer Service since July 2000. He has been with the Company since June 1990 and prior to July 2000 served as Dal SBU GM of SSC Operations, HCS GM of Operations, HCS National Account Manager, SSC Manager and as an Architectural Representative.

SCOTT R. VELDMAN, Treasurer - Mr. Veldman has been Treasurer of the Registrant since December 1998. From October 1997 to December 1998, he was Assistant Treasurer. Prior to that, Mr. Veldman worked with Borg-Warner Security Corporation for 11 years, most recently as Assistant Treasurer.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the sections captioned "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2001 Annual Meeting of the Stockholders (the "2001 Proxy Statement") is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing in the section "Principal Stockholders" in the 2001 Proxy Statement is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the section captioned "Certain Transactions" in the 2001 Proxy Statement is incorporated by reference herein.

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

    2.2      Agreement and Plan of Merger among Dal-Tile International Inc.,
             Dal-Tile International Inc. Investors LLC and Dal-Tile International
             Inc. Merger Company, dated as of August 7, 1996. (Filed as Exhibit 2.1 to the Registrant's Form 10-Q filed on January 16, 1996 and incorporated herein by reference.)






EXHIBIT
  NO.
-------
    3.1      Second Amended and Restated Certificate of Incorporation of the
             Company. (Filed as Exhibit 3.1 to the Registrant's Form 10Q filed on
             November 7, 1996 and incorporated herein by reference.)

    3.2      Amended and Restated By-laws of the Company. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-5069) and
             incorporated herein by reference.)

    4.1      Specimen form of certificate for Common Stock. (Filed as Exhibit 4.1 to the Registrant's Form 10-K filed on March 17, 1999 and incorporated herein by reference.)

   *4.2      Dal-Tile International Inc. 1990 Stock Option Plan. (As Amended and
             Restated) (Filed as Exhibit 4.4 to the Registrant's Registration
             Statement on Form S-8 (No. 333-70879) and incorporated herein by reference.)

  *10.1      Amended and Restated Employment Agreement dated June 7, 1993, between
             Dal-Tile Corporation and Harold G. Turk. (Filed as Exhibit 10.2.3 to
             the Registrant's Registration Statement on Form S-1 (No. 33-64140) and
             incorporated herein by reference.)

   10.2      Credit and Guarantee Agreement, dated August 14, 1996, among Dal-Tile
             International Inc., Dal-Tile Group Inc., the several banks, financial institutions and other entities from time-to-time party thereto, Credit Suisse, as Documentation Agent, Goldman Sachs Credit Partners
             L.P., as Syndication Agent, and the Chase Manhattan Bank, as
             Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's Form
             10Q filed on November 7, 1996 and incorporated herein by reference.)

   10.3      Pledge Agreement dated as of August 14, 1996, made by Dal-Tile
             International Inc. in favor of The Chase Manhattan Bank, as
             Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Group Inc. (Filed as Exhibit 10.3 to the Registrant's Form
             10Q filed on November 7, 1996 and incorporated herein by reference.)

   10.4      Pledge Agreement dated as of August 14, 1996, made by Dal-Tile Group
             Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Corporation. (Filed as Exhibit 10.4 to the Registrant's Form 10Q filed on November 7, 1996 and incorporated herein by reference.)

   10.5      Pledge Agreement dated as of October 4, 1996, made by Dal-Tile Group
             Inc. in favor of The Chase Manhattan Bank, as Administrative Agent, relating to the pledge of Common Stock of Dal-Tile Mexico, S.A. de
             C.V. (Filed as Exhibit 10.2 to the Registrant's Form 10Q filed on
             November 7, 1996 and incorporated herein by reference.)






EXHIBIT
  NO.
-------

   10.6      Form of Indemnification Agreement filed by Dal-Tile International
             Inc. and its directors and officers. (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No.
             33-64140) and incorporated herein by reference.)

   10.7      Settlement Agreement dated as of May 20, 1993, among AEA Investors
             Inc., DTM Investors Inc., Dal-Tile Group Inc., Dal-Tile
             Corporation, Dal-Minerals Company and Robert M. Brittingham and
             John G. Brittingham. (Filed as Exhibit 10.5 to the Registrant's
             Registration Statement on Form S-1 (No. 33-64140) and incorporated herein by reference.)

  *10.8 Stock Appreciation Rights Agreements, dated as of October 10, 1997, and amended February 20, 1998, between Dal-Tile International
             Inc. and each of Jacques R. Sardas, W. Christopher Wellborn, Dan
             L. Cooke, Marc Powell and David F. Finnigan. (Filed as Exhibit
             10.19 to the Registrant's Form 10-K for fiscal year 1997 and incorporated herein by reference.)

   10.9      Collateral Agreement, dated as of June 19, 1997, made by Dal-Tile
             Group Inc. and certain of its subsidiaries in favor of Chase
             Manhattan Bank, as Administration Agent. (Filed as Exhibit 10.22 to the Registrant's Form 10-K for fiscal year 1997 and incorporated herein by reference.)

  10.10      Supply Agreement dated as of December 29, 1999, between Dal-Tile
             Corporation and Wold Talc Company. (Filed as Exhibit 10.18 to the
             Registrant's Form 10-K for fiscal year 1999 and incorporated herein by reference.)

  10.11      Fourth Amendment dated as of July 14, 2000, to the Credit and
             Guarantee Agreement. (Filed as Exhibit 10.1 to the Registrant's
             Form 10-Q filed on August 11, 2000 and incorporated herein by reference.)

 +10.12      Joint Venture Agreement dated as of September 14, 2000, between
             Dal-Tile I LLC and Emilamerica, Inc.

*+10.13      Amended and Restated Employment Agreement, dated as of November 22,
             2000 between Dal-Tile International Inc. and Jacques R. Sardas.

*+10.14      Amended and Restated Employment Agreement, dated as of December 14,
             2000 between Dal-Tile International Inc. and W. Christopher Wellborn.

*+10.15      Change of Control Agreement, dated as of October 1, 2000 between
             Dal-Tile International Inc. and Jacques R. Sardas.

*+10.16      Change of Control Agreement, dated as of October 1, 2000 between
             Dal-Tile International Inc. and W. Christopher Wellborn.

*+10.17      Change of Control Agreement, dated as of October 1, 2000 between
             Dal-Tile International Inc. and 13 Executive Officers.





EXHIBIT
  NO.
-------
  +21.1      List of subsidiaries of Dal-Tile International Inc.

  +23.1      Consent of Ernst and Young LLP

  +24.1      Power of Attorney (on the signature page hereof)


 ........................................................

+  Included herewith

           (b)  Reports on Form 8-K:
                  None
           (c)  Exhibits:
                  See Item 14(a) above.
           (d)  Financial Statement Schedule:
                  See Item 14(a) above.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 15TH DAY OF MARCH, 2001.


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



SIGNATURE                                     TITLE                                  DATE
---------                                     -----                                  ----
/s/ Jacques R. Sardas               President, Chief Executive                  March 15, 2001
------------------------------      Officer and Chairman of the
Jacques R. Sardas                   Board of Directors




SIGNATURE                                     TITLE                                  DATE
---------                                     -----                                  ----


/s/ W. Christopher Wellborn         Executive Vice President, Chief             March 15, 2001
------------------------------      Financial Officer and Assistant
W. CHRISTOPHER WELLBORN             Secretary (Principal Financial and
                                    Accounting Officer)


/s/ Charles J. Pilliod, Jr.         Director                                    March 15, 2001
-----------------------------
CHARLES J. PILLIOD, JR.


/s/ Douglas D. Danforth             Director                                    March 15, 2001
-----------------------------
DOUGLAS D. DANFORTH


/s/ John F. Fiedler                 Director                                    March 15, 2001
-----------------------------
JOHN F. FIEDLER


/s/ Vincent A. Mai                  Director                                    March 15, 2001
-----------------------------
VINCENT A. MAI


/s/ Norman E. Wells, Jr.            Director                                    March 15, 2001
-----------------------------
NORMAN E. WELLS, JR.


/s/ Martin C. Murrer                Director                                    March 15, 2001
-----------------------------
MARTIN C. MURRER


                              DAL-TILE INTERNATIONAL INC.

                     ITEM 14(A) - INDEX TO CONSOLIDATED FINANCIAL
                      STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999



                                        CONTENTS



     Report of Independent Auditors..........................................            F-2
     CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets at December 29, 2000 and December 31, 1999..            F-3
     Consolidated Statements of Operations for each of the three years in
     the period ended December 29, 2000......................................            F-5
     Consolidated Statements of Stockholders' Equity for each of the three
     years in the period ended December 29, 2000.............................            F-6
     Consolidated Statements of Cash Flows for each of the three years in
     the period ended December 29, 2000......................................            F-7
     Notes to Consolidated Financial Statements..............................            F-8
     CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE
     Schedule II - Valuation and Qualifying Accounts.........................            S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors
Dal-Tile International Inc.

We have audited the accompanying consolidated balance sheets of Dal-Tile International Inc. as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dal-Tile International Inc. at December 29, 2000 and December 31, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                     /s/ Ernst & Young



Dallas, Texas
January 22, 2001

                           DAL-TILE INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                DECEMBER 29,   DECEMBER 31,
                                                                    2000          1999
                                                                -----------    -----------
ASSETS

Current Assets:
  Cash ....................................................     $     1,477    $     1,193
  Trade accounts receivable, net of allowance of
    $3,271 in 2000 and $5,186 in 1999 .....................         104,352         94,915
  Inventories .............................................         140,246        140,153
  Prepaid expenses ........................................           5,702          4,884
  Other current assets ....................................          25,222         14,819
                                                                -----------    -----------

      Total current assets ................................         276,999        255,964

Property, plant and equipment, at cost:

  Land ....................................................          11,553         11,456
  Leasehold improvements ..................................          13,134         11,407
  Buildings ...............................................          81,808         76,969
  Machinery and equipment .................................         214,783        190,195
  Construction in progress ................................          22,754         19,702
                                                                -----------    -----------

                                                                    344,032        309,729
Accumulated depreciation ..................................         119,343        102,405
                                                                -----------    -----------

                                                                    224,689        207,324

Goodwill, net of accumulated amortization of
  $76,202 in 2000 and $71,421 in 1999 .....................        138,260         143,041
Tradename and other assets, net of accumulated
  amortization of $9,373 in 2000 and $7,179 in 1999 .......         30,572          32,375
                                                                -----------    -----------

      Total assets ........................................     $   670,520    $   638,704
                                                                ===========    ===========

                                   See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                             DECEMBER 29,    DECEMBER 31,
                                                                 2000            1999
                                                             -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Trade accounts payable .................................   $    32,766     $    36,388
  Accrued expenses .......................................        66,848          67,375
  Current portion of long-term debt ......................        55,761          56,796
  Income taxes payable ...................................           542           1,153
  Deferred income taxes ..................................         4,779           2,461
                                                             -----------     -----------
      Total current liabilities ..........................       160,696         164,173

Long-term debt ...........................................       276,017         353,877
Other long-term liabilities ..............................        17,968          17,671
Deferred income taxes ....................................         3,531           2,039
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $ .01 par value, 11,100,000 shares
     authorized; no shares issued and outstanding
     at December 29, 2000 or December 31, 1999 ...........             -               -
  Common stock, $ .01 par value, 200,000,000
    shares authorized; issued and outstanding shares -
    55,252,695 at December 29, 2000 and
    54,669,255 at December 31, 1999 ......................           553             547
  Additional paid-in capital .............................       453,144         447,738
  Accumulated deficit ....................................      (172,338)       (273,095)
  Accumulated other comprehensive loss ...................       (69,051)        (74,246)
                                                             -----------     -----------

      Total stockholders' equity .........................       212,308         100,944
                                                             -----------     -----------
Total liabilities and stockholders' equity ...............   $   670,520     $   638,704
                                                             ===========     ===========

                                   See accompanying notes.

                                                DAL-TILE INTERNATIONAL INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    FISCAL YEAR ENDED
                                                              --------------------------------------------------------------
                                                                  DECEMBER 29,          DECEMBER 31,           JANUARY 1,
                                                                      2000                  1999                  1999
                                                              ------------------    ------------------    ------------------
Net sales................................................       $       952,156       $      850,568        $       751,785
Cost of goods sold.......................................               497,933              440,514                396,112
                                                              ------------------    -----------------     ------------------
                                                                        454,223              410,054                355,673

Operating expense:
    Transportation.......................................                64,549               57,124                 55,988
    Selling, general and administrative..................               247,099              232,845                222,790
    Amortization of goodwill and tradename...............                 5,512                5,607                  5,604
                                                              ------------------    -----------------     ------------------
Total operating expense..................................               317,160              295,576                284,382
                                                              ------------------    -----------------     ------------------
Operating income.........................................               137,063              114,478                 71,291

Interest expense.........................................                30,102               37,125                 45,051
Interest income..........................................                   104                  126                    128
Other (expense) income...................................                  (444)                 250                  1,264
                                                              ------------------    -----------------     ------------------
Income before income taxes...............................               106,621               77,729                 27,632
Income tax provision.....................................                 5,864                3,966                  3,604
                                                              ------------------    -----------------     ------------------
Net income...............................................       $       100,757       $       73,763        $        24,028
                                                              ==================    =================     ==================


BASIC EARNINGS PER SHARE
Net income per common share..............................       $          1.83       $         1.36        $          0.45
                                                              ==================    =================     ==================
Weighted average common shares...........................                54,918               54,103                 53,487
                                                              ==================    =================     ==================


DILUTED EARNINGS PER SHARE
Net income per common share..............................       $          1.82       $         1.35        $          0.45
                                                              ==================    =================     ==================
Weighted average common shares assuming dilution.........                55,396               54,539                 53,983
                                                              ==================    =================     ==================






                             See accompanying notes.

                                           DAL-TILE INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)



                                                                                        ACCUMULATED
                                                        ADDITIONAL                         OTHER
                                          COMMON         PAID-IN       ACCUMULATED     COMPREHENSIVE
                                          STOCK          CAPITAL         DEFICIT            LOSS               TOTAL
                                      -------------- ---------------   ------------  -------------------  ---------------
BALANCE AT JANUARY 2, 1998..........  $      534     $   436,100       $ (370,886)   $    (61,828)        $    3,920
Common stock registration...........         -            (1,030)             -               -               (1,030)
Proceeds from issuance of
 common stock.......................           1           1,112              -               -                1,113


COMPREHENSIVE INCOME:
Net income..........................         -               -             24,028             -               24,028
Currency translation adjustment.....         -               -                -           (12,572)           (12,572)
                                                                                                          ---------------
Total comprehensive income..........         -               -                -               -               11,456
                                      -------------- ---------------   ------------  -------------------  ---------------

BALANCE AT JANUARY 1, 1999..........         535         436,182         (346,858)        (74,400)            15,459
Stock option compensation...........         -               255              -               -                  255
Exercise of stock options
 and other..........................          12          11,301              -               -               11,313

COMPREHENSIVE INCOME:
Net income..........................         -               -             73,763             -               73,763
Currency translation adjustment.....         -               -                -               154                154
                                                                                                          ---------------
Total comprehensive income..........         -               -                -               -               73,917
                                      -------------- ---------------   ------------  -------------------  ---------------

BALANCE AT DECEMBER 31, 1999........         547         447,738         (273,095)        (74,246)           100,944
Exercise of stock options and
 other..............................           6           5,406              -               -                5,412

COMPREHENSIVE INCOME:
Net income..........................         -               -            100,757             -              100,757
Unrealized gain on hedge
 instrument, net of tax.............         -               -                -             5,282              5,282
Currency translation adjustment.....         -               -                -               (87)               (87)
                                                                                                          ---------------
Total comprehensive income..........         -               -                -               -              105,952
                                      -------------- ---------------   ------------  -------------------  ---------------


BALANCE AT DECEMBER 29, 2000........  $      553     $   453,144       $ (172,338)   $    (69,051)        $  212,308
                                      ============== ===============   ============  ===================  ===============







                             See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     DECEMBER 29,    DECEMBER 31,     JANUARY 1,
                                                         2000            1999           1999
                                                     ------------    ------------    ------------
OPERATING ACTIVITIES
Net income.......................................    $    100,757    $     73,763    $     24,028
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization..................          26,782          26,889          27,873
  Impairment of long-lived assets................             -              -              6,625
  Provision for losses on accounts receivable....           2,126           2,199           7,024
  Other..........................................             138             153          (2,407)
  Deferred income tax provisions (benefit).......             553          (1,717)          1,995

Changes in operating assets and liabilities:
  Trade accounts receivable......................         (11,706)         (3,673)         (5,091)
  Inventories....................................            (276)         (1,388)        (14,956)
  Other assets...................................          (3,063)          3,474          (3,194)
  Trade accounts payable and accrued expenses....          (5,353)         14,594          14,955
  Accrued interest payable.......................           1,436              94          (1,797)
  Other liabilities..............................          (1,167)        (10,444)          1,901
                                                     ------------    ------------    ------------
Net cash provided by operating activities........         110,227         103,944          56,956

INVESTING ACTIVITIES
Expenditures for property, plant and
    equipment, net...............................         (37,180)        (25,129)         (5,776)

FINANCING ACTIVITIES
Borrowings under long-term debt..................         241,900         255,600         149,808
Repayment of long-term debt......................        (320,796)       (345,359)       (206,467)
Fees associated with debt refinancing and stock
    registration.................................               -            (176)         (1,118)
Proceeds from issuance of common stock...........           6,184          10,640           1,113
                                                     ------------    ------------    ------------
Net cash used in financing activities............         (72,712)        (79,295)        (56,664)

Effect of exchange rate on cash..................             (51)            127            (458)
                                                     ------------    ------------    ------------
Net increase (decrease) in cash..................             284            (353)         (5,942)
Cash at beginning of year........................           1,193           1,546           7,488
                                                     ------------    ------------    ------------
Cash at end of year..............................    $      1,477    $      1,193    $      1,546
                                                     ============    ============    ============

                                   See accompanying notes.

                           DAL-TILE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 29, 2000


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the consolidation of all accounts of the Company, including a majority owned joint venture. Significant intercompany transactions and balances have been eliminated in consolidation.

The Company's 49.99 percent investment in Recumbrimientos Interceramic, S.A. de C.V. ("RISA") is accounted for under the cost method as the Company does not exercise significant influence over the operations. Such investment amounted to less than 2 percent of total assets at December 29, 2000 and December 31, 1999.

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

DEPRECIATION

Depreciation for financial reporting purposes is determined using the straight-line method. Estimated useful lives are as follows:

                                                            YEARS
                                                        -------------
              Leasehold improvements.................   Life of lease
              Buildings..............................      20 - 30
              Machinery and equipment................       3 - 15


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

ADVERTISING EXPENSE

Advertising and promotion expenses are charged to income during the period in which they are incurred. Advertising and promotion expenses incurred for the fiscal years 2000, 1999, and 1998 amounted to $21,617,000, $20,572,000, and
$14,353,000, respectively.

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

RETIREMENT PLANS

The Company maintains a defined contribution 401(k) plan for eligible employees in the U.S. A participant may contribute up to 15 percent of his total annual compensation (annual base pay for union participants) to the plan. Contributions by the Company to the plan are made at the discretion of its Board of Directors. Currently, the Company matches 50 percent of any participant's contribution to the plan up to 6 percent of the employee's total annual compensation. Dal-Tile Mexico maintains a defined benefit plan for eligible employees with funding policies based on local statutes.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican operations use the U.S. dollar as their functional currency. Translation gains or losses are reflected in the consolidated statements of operations. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations. The Company recorded a foreign currency transaction loss of $82,000 for the fiscal year ended December 29, 2000 and foreign currency transaction gains of $137,000 and $1,727,000 for the fiscal years ended December 31, 1999 and January 1, 1999, respectively. The cumulative foreign currency translation adjustment as of December 29, 2000 was approximately $74,330,000.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and its amendments which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company engages in activities that expose it to various market risks, including the effects of changes in foreign currency exchange rates, interest rates and natural gas prices. These financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company maintains an interest rate risk management strategy that uses derivative instruments, currently interest rate swaps, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. In addition, the Company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices.

The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NET INCOME PER SHARE

Computations of basic and diluted earnings per share are presented in the table below.

                                                             FISCAL YEAR ENDED
                                                 --------------------------------------------
                                                 DECEMBER 29,    DECEMBER 31,     JANUARY 1,
                                                     2000           1999             1999
                                                 ------------    ------------    ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE
Net income...................................    $    100,757    $     73,763    $    24,028
                                                 ============    ============    ===========

Weighted average common shares...............          54,918          54,103         53,487

Net income per common share..................    $       1.83    $       1.36    $      0.45
                                                 ============    ============    ===========

DILUTED EARNINGS PER SHARE
Net income...................................    $    100,757    $     73,763    $    24,028
                                                 ============    ============    ===========

Weighted average common shares...............          54,918          54,103         53,487
Effect of dilutive stock options.............             478             436            496
                                                 ------------    ------------    -----------
Weighted average common shares
assuming dilution............................          55,396          54,539         53,983

Net income per common share..................    $       1.82    $       1.35    $      0.45
                                                 ============    ============    ===========


Options to purchase 3,000,000 shares of common stock were outstanding during fiscal year 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the year.

Options to purchase 2,472,000 shares of common stock were outstanding during fiscal year 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the year.

Options to purchase 1,694,000 shares of common stock were outstanding during fiscal year 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the year.

3. INVENTORIES

Inventories consist of the following:

                                                       DECEMBER 29,    DECEMBER 31,
                                                           2000           1999
                                                       ------------    ------------
                                                               (IN THOUSANDS)
Finished products in U.S...........................    $    117,272    $    118,877
Finished products in Mexico........................           5,671           4,828
Finished products in Canada........................           2,500           2,166
Goods-in-process...................................           5,204           4,316
Raw materials......................................           9,599           9,966
                                                       ------------    ------------
Total inventories..................................    $    140,246    $    140,153
                                                       ============    ============

If U.S. finished products inventories were shown at current costs (approximating the FIFO method) rather than at LIFO values, inventories would have been $1,700,000 lower and $2,700,000 lower than reported at December 29, 2000 and December 31, 1999, respectively.

During fiscal year 2000, inventory quantities in four LIFO pools were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the fiscal year 2000 costs, the effect of which decreased net income by approximately $757,000, or $0.01 per share (basic and diluted).

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

4. LONG-TERM DEBT

Long-term debt consists of the following:



                                                                                            DECEMBER 29,            DECEMBER 31,
                                                                                               2000                   1999
                                                                                         ------------------    ------------------
                                                                                                      (IN THOUSANDS)
Term A Loan, interest due quarterly at LIBOR plus .75% or Prime (approximately
   7.4% at December 29, 2000), principal due in variable quarterly installments
   through December 31, 2002 (1)....................................................      $        115,000      $        165,000
Term B Loan, interest due quarterly at LIBOR plus 1.75% (approximately 8.4% at
   December 29, 2000), principal due in variable quarterly installments through
   December 31, 2003 (1)............................................................               122,000               123,000
Revolving line of credit, interest due quarterly at blended LIBOR rates plus .75%
   or Prime (approximately 7.4% at December 29, 2000), principal due December 31,
   2002 (1).........................................................................                86,700               108,800
Other, principally borrowings to fund capital additions.............................                 8,078                13,873
                                                                                         ------------------    ------------------
                                                                                                   331,778               410,673
Less current portion................................................................                55,761                56,796
                                                                                         ------------------    ------------------
                                                                                          $        276,017      $        353,877
                                                                                         ==================    ==================


(1)  Substantially all of the Company's assets are pledged on the debt.

During the third quarter of fiscal year 2000, the Company amended certain financial covenants to provide increased operating flexibility under the Third Amended Credit Facility (as amended, the "Fourth Amended Credit Facility"). Under the Fourth Amended Credit Facility, the Company is required, among other things, to maintain certain financial covenants and has restrictions on incurring additional debt and limitations on cash dividends. The Company was in compliance with such covenants at December 29, 2000. A commitment fee at a rate per annum based on a pricing grid is payable quarterly.

As of December 29, 2000, the Company had availability of approximately $150,002,000 on the revolving line of credit. The availability is net of $13,298,000 in letters of credit for foreign inventory purchases, insurance programs and industrial revenue bond financing transactions.

Aggregate maturities of long-term debt for the four years subsequent to December 29, 2000 (in thousands) are:



                2001.....................       $   55,761
                2002.....................          154,917
                2003.....................          120,800
                2004.....................              300


Total interest cost incurred for the fiscal years 2000, 1999 and 1998 amounted to approximately $30,915,000, $37,508,000 and $45,173,000, respectively, of which approximately $813,000, $383,000 and $122,000, respectively, was capitalized to property, plant and equipment. Total interest paid was $28,017,000, $35,952,000 and $45,712,000 for fiscal years ended December 29,
2000, December 31, 1999 and January 1, 1999, respectively.

5.  ASSET IMPAIRMENT

During fiscal year 1998, the Mt. Gilead, NC glazed floor manufacturing facility was closed and is currently being held for sale. An aggregate provision of $6,625,000 was recorded in cost of sales in fiscal year 1998 to reduce the carrying value of the facility to its net realizable value. As of December 29, 2000 its net realizable value was $900,000.

6.  INCOME TAXES

Income before income taxes relating to operations is as follows:



                                                               FISCAL YEAR ENDED
                                         ---------------------------------------------------------------
                                            DECEMBER 29,          DECEMBER 31,           JANUARY 1,
                                                2000                  1999                  1999
                                         -------------------    -----------------    -------------------
                                                                 (IN THOUSANDS)
United States.....................        $     100,103          $    65,430          $      12,905
Mexico............................                6,150               11,502                 14,827
Other.............................                  368                  797                   (100)
                                         -------------------    -----------------    -------------------

                                          $     106,621          $    77,729          $      27,632
                                         ===================    =================    ===================


The components of the provision for income taxes include the following:



                                                             FISCAL YEAR ENDED
                                         -----------------------------------------------------------
                                            DECEMBER 29,          DECEMBER 31,         JANUARY 1,
                                                2000                  1999                1999
                                         -------------------    -----------------    ---------------
                                                                 (IN THOUSANDS)
U.S. state - current.............        $        1,024         $        334         $      262
U.S. - deferred..................                 3,316                1,247              1,286
                                         -------------------    -----------------    ---------------
                                                  4,340                1,581              1,548

Mexico - current.................                 1,300                2,289              1,876
Mexico - deferred................                   224                   96                180
                                         -------------------    -----------------    ---------------
                                                  1,524                2,385              2,056
                                         -------------------    -----------------    ---------------
Total............................        $        5,864         $      3,966         $    3,604
                                         ===================    =================    ===============


Principal reconciling items from income tax provision computed at the U.S. statutory rate of 35 percent and the provision for income taxes for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999 are as follows:


                                                                        FISCAL YEAR ENDED
                                                   -------------------------------------------------------------
                                                     DECEMBER 29,          DECEMBER 31,            JANUARY 1,
                                                         2000                 1999                   1999
                                                   -----------------     ----------------      -----------------
                                                                          (IN THOUSANDS)
Provision at U.S. statutory rate..........         $     37,316          $     27,205          $      9,671
Amortization of goodwill..................                1,673                 1,667                 1,667
State income tax..........................                4,040                 1,028                 1,006
Foreign loss not benefited................                 (128)                 (279)                   35
Difference between U.S. and Mexico
  statutory rate..........................                   -                    915                   884
Mexico inflationary indexing and other....                 (628)               (2,556)               (2,267)
Valuation allowance.......................              (36,739)              (24,285)               (7,679)
Other.....................................                  330                   271                   287
                                                   -----------------     -----------------     -----------------
Total.....................................         $      5,864          $      3,966          $      3,604
                                                   =================     =================     =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                                       DECEMBER 29,            DECEMBER 31,
                                                                           2000                    1999
                                                                    -------------------    -------------------
                                                                                  (IN THOUSANDS)
Deferred tax liabilities:
Book basis of property, plant and equipment over tax..........       $          19,636      $          18,394
Book basis of other assets over tax.........................                     9,951                  9,319
Unrealized gain on hedging instruments......................                     3,306                   -
Other, net .................................................                    10,206                  9,592
                                                                    -------------------    -------------------
      Total deferred tax liabilities........................                    43,099                 37,305
                                                                    -------------------    -------------------
Deferred tax assets:
Tax basis of inventories over book..........................                     2,326                    922
Tax basis of other assets over book.........................                     2,003                    741
Net operating loss carryforwards............................                    22,311                 56,530
Expenses not yet deductible for tax.........................                     8,149                 11,351
                                                                    -------------------    -------------------
      Total deferred tax assets.............................                    34,789                 69,544
Valuation allowance for deferred tax assets.................                      -                   (36,739)
                                                                    -------------------    -------------------
Net deferred tax assets.....................................                    34,789                 32,805
                                                                    -------------------    -------------------
Net deferred tax liabilities................................         $           8,310      $           4,500
                                                                    ===================    ===================


Total income tax payments, net of refunds received, during the years ended December 29, 2000, December 31, 1999 and January 1, 1999 were $3,777,000,
$1,680,000 and $1,836,000, respectively. The Company has a U.S. federal net operating loss carryforward of approximately $57,000,000, which expires in 2008-2019. The net operating loss carryforwards will be available to offset regular U.S. taxable income during the carryforward period. In addition, the Company has state net operating loss carry forwards with a tax benefit of approximately $2,500,000 which expire between 2001 and 2019.

The valuation allowance for net deferred tax assets decreased by $36,739,000 in fiscal year 2000. This decrease is a result of the Company's analysis of the likelihood of generating sufficient future taxable income and thus realizing the future benefit of tax loss carryforwards and other deferred tax assets.
Although realization is not assured, the Company believes it is more likely than not that the tax benefits recorded will be realized through future taxable income.

U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of deductions that would be available to offset future taxable income each year, starting with the year of the ownership change.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT
The Company uses foreign currency forward contracts to hedge against foreign currency risk and accounts for these contracts as cash flow hedges. Such financial instruments are marked-to-market with the offset to other comprehensive income and deferred taxes and then subsequently recognized as a component of cost of goods sold in the same period or periods during which the hedged transaction affects earnings. These hedges are designed to be perfectly effective at inception and throughout the hedge. The Company did not have any forward contracts outstanding as of December 29, 2000 and foreign currency contracts did not materially effect earnings for fiscal year 2000.

INTEREST RATE RISK MANAGEMENT
The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, the Company agrees to pay an amount equal to a fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and related gains or losses are deferred in other comprehensive income. These deferred gains and losses are recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in income. As of December 29, 2000, the Company had an interest rate swap agreement outstanding for $200,000,000, which will be in effect until January 16, 2001. Under the terms of the swap agreement, the Company pays a fixed interest rate of 5.7 percent. As of December 29, 2000, the cumulative net gain and fair value of the swap agreement was immaterial. At December 29, 2000, the Company held four $50,000,000 interest rate swap contracts which become effective January 16, 2001. The fair value of these contracts was not material at December 29, 2000, and the contracts expire on December 31, 2001 and December 31, 2002.

NATURAL GAS RISK MANAGEMENT
The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated fluctuations in natural gas prices. These instruments generally cover a period of one to three years on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU"). The long-term supply agreements do not have net settlement provisions and are accounted for as normal purchases, which are excluded from hedge accounting consideration under SFAS 133 and its amendments. The Company accounts for natural gas futures contracts as cash flow hedges. Such financial instruments are marked-to-market using futures prices with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness. Subsequently, the gain or loss is recognized as a component of cost of goods sold in the same period or periods during which the hedged transaction affects earnings. For the fiscal year ended December 29, 2000, the Company recognized approximately $905,000 in net gain on its natural gas hedge program.

At December 29, 2000 the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 4,210,000 MMBTU. These contracts had a fair value of approximately $8,588,000 of which $7,249,000 was recorded in other current assets and $1,339,000 was recorded in long-term assets with the offset to other comprehensive income, net of applicable income taxes. The hedge instruments were considered perfectly effective at December 29, 2000 and expire at various dates through August 2002.

8.  EMPLOYEE STOCK PURCHASE PLAN

In March 1999, the Company's Stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase Common Stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis beginning on January 1 and July 1 of each year. Pursuant to the ESPP, 63,181 shares were issued in January 2000, and 65,382 shares were issued in July 2000. The Company reserved 500,000 shares for issuance, 371,437 of which were available for issue at December 29, 2000.

9.  STOCK PLAN

The Company has a stock option plan (the "Plan") that provides for the granting of options for up to 14,063,494 shares of its common stock to key employees of the Company. Options granted under the Plan prior to January 1, 1996 vest 20 percent at the date of the grant and 20 percent on each successive anniversary of the date of the grant until fully vested. Generally, options granted on or after January 1, 1996 vest 25 percent at the date of the grant and 25 percent on each successive anniversary of the date of the grant until fully vested. In each case, the options expire on the tenth anniversary of the date of the grant. The terms of the stock option plan may be modified on an individual grant basis at the discretion of the Company's Board of Directors.

Stock option activity under the Plan is summarized as follows (option data shown below is after giving effect to the Company's options conversion):



                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                      NUMBER OF          RANGE OF EXERCISE            EXERCISE
                                                       SHARES                  PRICES                  PRICE
                                                   ----------------     ---------------------    ------------------
Outstanding at January 2, 1998..................      6,597,371          $   9.01 - 13.75         $      11.30
    Granted.....................................      3,770,000              8.69 - 11.31                 8.92
    Cancelled...................................       (110,024)             9.01 - 13.69                11.26
                                                   ----------------     ---------------------    ------------------

Outstanding at January 1, 1999..................     10,257,347          $   8.69 - 11.94         $       9.73
    Granted.....................................        475,000              8.44 - 11.25                 9.03
    Exercised...................................       (975,094)             8.69 -  9.91                 9.33
    Cancelled...................................       (522,359)             8.69 - 11.94                 9.44
                                                   ----------------     ---------------------    ------------------

Outstanding at December 31, 1999................      9,234,894          $   8.44 - 11.94         $       9.77
    Granted.....................................      3,557,000              7.38 - 13.89                12.39
    Exercised...................................       (364,765)             7.38 -  9.19                 8.96
    Cancelled...................................       (438,007)             7.38 -  9.91                 9.46
                                                   ----------------     ---------------------    ------------------

Outstanding at December 29, 2000...............      11,989,122          $   7.38 - 13.89         $      10.58
                                                   ================     =====================    ==================


The Company has reserved 14,063,494 shares of common stock for options, of which 2,074,372 had not been granted at December 29, 2000, and are available for future issuance under the Plan. At December 29, 2000, December 31, 1999 and January 1, 1999, there were 7,950,705 options exercisable at a weighted average exercise price of $11.43, 5,415,212 options exercisable at a weighted average exercise price of $10.03, and 5,051,347 options exercisable at a weighted average exercise price of $9.84, respectively. The following table summarizes information with regard to stock options outstanding at December 29, 2000:



                                                                     WEIGHTED AVERAGE
                   EXERCISE                 OPTIONS                     REMAINING
                    PRICE                 OUTSTANDING                CONTRACTUAL LIFE
             --------------------    ------------------------     -----------------------
                  $    7.38                   266,000                    9.05 years
                       8.13                    34,000                    9.51 years
                       8.44                   100,000                    8.70 years
                       8.69                   944,000                    7.94 years
                       8.81                   100,000                    8.16 years
                       8.94                    51,000                    9.55 years
                       9.01                 4,616,122                    5.52 years
                       9.13                    80,000                    9.05 years
                       9.19                   206,000                    8.82 years
                       9.44                    32,000                    8.96 years
                      11.25                    15,000                    8.51 years
                      11.94                 2,425,000                    6.77 years
                      12.19                   120,000                    9.95 years
                      12.63                 2,000,000                    9.89 years
                      13.89                 1,000,000                    9.89 years


If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:



                                                                                FISCAL YEAR ENDED
                                                            -----------------------------------------------------------
                                                              DECEMBER 29,          DECEMBER 31,          JANUARY 1,
                                                                  2000                  1999                1999
                                                            -----------------     -----------------    ----------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported...............................       $   100,757           $   73,763           $    24,028
Net income - pro forma.................................            90,506               62,609                14,929
Earnings per share as reported - basic.................             1.83                 1.36                  0.45
                               - diluted...............             1.82                 1.35                  0.45
Earnings per share pro forma   - basic.................             1.65                 1.16                  0.28
                               - diluted...............             1.63                 1.15                  0.28


The weighted average fair value at date of grant for options granted during the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999 was $5.01, $3.80 and $4.03 per option, respectively. The fair value of the options at the date of grant was estimated using the Black Scholes model with the following weighted average assumptions:



                                                             FISCAL YEAR ENDED
                                        -------------------------------------------------------------
                                             DECEMBER 29,          DECEMBER 31,          JANUARY 1,
                                                2000                  1999                 1999
                                        --------------------    -----------------    ----------------
Expected life (years)...........                   3                    3                   3
Interest rate...................                 5.66%                5.83%               5.25%
Volatility......................                 52.4%                55.0%               61.9%
Dividend yield..................                 0.00%                0.00%               0.00%


During 1997, the Company issued stock units under a stock appreciation rights agreement to certain executives which permitted the holders to receive values in excess of the base price of the unit at the date of grant. Payment of the excess was made in cash, stock or a combination of cash and stock at the discretion of the Board of Directors. The total value to be received was subject to a ceiling. During the fourth quarter of fiscal year 1997, 2,710,000 stock units were granted at a base price of $9.01 per unit. The stock units vested at various dates through fiscal year 2000. As of December 29, 2000, all of the units were either exercised or expired. The Company recorded compensation expense of approximately $58,000, $710,000 and $1,770,000 for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its sales centers and various distribution, manufacturing and transportation equipment under noncancelable operating leases. Certain leases contain escalation provisions and renewal options. The minimum aggregate annual lease payments subsequent to December 29, 2000 are as follows (in thousands):



               2001............................       $      25,520
               2002............................              21,953
               2003............................              16,888
               2004............................              13,216
               2005............................               9,624
               Thereafter......................              16,798
                                                     ----------------
                                                      $     103,999
                                                     ================


Rental expense amounted to approximately $33,853,000, $34,040,000 and $33,269,000 for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999, respectively.

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

11.  JOINT VENTURE

In September of fiscal year 2000, the Company announced the formation of a joint venture with Emilceramica, S.p.A., an Italian tile manufacturer. The joint venture, Dal Italia LLC, sells and distributes porcelain tile products for the North American market. Dal Italia LLC is 80 percent owned by the Company and included in its consolidated financial statements, and is 20 percent owned by Emilceramica, S.p.A. Dal Italia LLC has a supply agreement with Emilceramica S.p.A. in which porcelain tile products are purchased at cost plus transportation charges and then distributed and sold exclusively through the Company's sales service centers according to a distribution agreement between Dal Italia LLC and the Company. For the fiscal year ended December 29, 2000 transactions between Dal-Italia LLC and the Company were immaterial.

12.  GEOGRAPHIC AREA OPERATIONS

The Company currently conducts its business in one industry segment, engaging in the manufacturing, distribution and marketing of tile (wall, floor, quarry and mosaic), natural stone and related products. The Company operates manufacturing facilities in the United States and Mexico and distributes products through wholly owned sales centers in the United States, Canada and Puerto Rico and nonaffiliated distributors in the United States and Mexico. Intercompany sales between geographic areas are accounted for at amounts that are generally above cost and in compliance with rules and regulations governing tax authorities. Such intercompany sales are eliminated in the consolidated financial statements.

Financial information by geographical area is summarized below:



                                                                             FISCAL YEAR ENDED
                                                      -----------------------------------------------------------------
                                                          DECEMBER 29,          DECEMBER 31,              JANUARY 1,
                                                             2000                  1999                     1999
                                                      ------------------    ------------------      -------------------
                                                                               (IN THOUSANDS)
Consolidated revenue:
Unaffiliated customers:
         United States.............................     $    905,426          $    811,359            $     716,075
         Mexico....................................           32,554                28,936                   25,242
         Other.....................................           14,176                10,273                   10,468
                                                      ------------------    ------------------      -------------------
           Total consolidated revenue
                  from unaffiliated customers......     $    952,156          $    850,568            $     751,785
                                                      ==================    ==================      ===================
Intercompany revenue:
         United States.............................     $      5,802          $      3,847            $       5,462
         Mexico....................................           86,734                85,102                   74,533
         Other.....................................               84                    43                      -
         Eliminations..............................          (92,620)              (88,992)                 (79,995)
                                                      ------------------    ------------------      -------------------
              Total consolidated revenue...........     $    952,156          $    850,568            $     751,785
                                                      ==================    ==================      ===================
Consolidated operating income
         United States.............................     $    130,473          $    102,641            $      60,558
         Mexico....................................            6,161                11,167                   10,608
         Eliminations/other........................              429                   670                      125
                                                      ------------------    ------------------      -------------------
              Total consolidated operating
                      income ......................     $    137,063          $    114,478            $      71,291
                                                      ==================    ==================      ===================
Consolidated identifiable assets:
         United States.............................     $    588,905          $    568,374            $     576,037
         Mexico....................................           72,182                61,347                   56,435
         Eliminations/other........................            9,433                 8,983                    8,336
                                                      ------------------    ------------------      -------------------
              Total consolidated identifiable
                 assets ...........................     $    670,520          $    638,704            $     640,808
                                                      ==================    ==================      ===================


13.   CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

Provided below are the condensed unconsolidated financial statements of Dal-Tile International Inc.:



                                                                   DECEMBER 29,            DECEMBER 31,
                                                                      2000                    1999
                                                                ------------------     ------------------
                                                                             (IN THOUSANDS)
Condensed balance sheets:
Cash......................................................         $      59              $      59
Other assets..............................................            24,644                 21,459
Investment in Dal-Tile Group Inc., net
   of accumulated losses..................................           188,609                 80,289
                                                                ------------------     ------------------
Total assets..............................................         $ 213,312              $ 101,807
                                                                ==================     ==================

Other liabilities.........................................         $   1,004              $     863
Stockholders' equity......................................           212,308                100,944
                                                                ------------------     ------------------
Total liabilities and stockholders' equity................         $ 213,312              $ 101,807
                                                                ==================     ==================




                                                                        FISCAL YEAR ENDED
                                                   -------------------------------------------------------------
                                                     DECEMBER 29,          DECEMBER 31,           JANUARY 1,
                                                         2000                 1999                    1999
                                                   -----------------     ----------------     ------------------
                                                                          (IN THOUSANDS)
Condensed statements of operations:
Equity in net income of Dal-Tile Group Inc. .....     $   103,124           $  72,468             $  24,140
Other expense (income)...........................           2,367              (1,295)                   99
Interest expense.................................             -                   -                      13
                                                   -----------------     ----------------     ------------------
Net income ......................................     $   100,757           $  73,763             $  24,028
                                                   =================     ================     ==================
Condensed statements of cash flows:
Cash flow used in operating activities..........      $    (6,184)          $ (10,464)            $     (80)
Financing activities:
Proceeds from issuance of stock.................            6,184              10,640                 1,113
Fees associated with stock registration.........              -                  (176)                 (876)
Repayment of long-term debt.....................              -                   -                    (157)
                                                   -----------------     ----------------     ------------------
Net increase (decrease) in cash.................              -                   -                     -
Cash at beginning of period.....................               59                  59                    59
                                                   -----------------     ----------------     ------------------
     Cash at end of period......................      $        59           $      59             $      59
                                                   =================     ================     ==================


14.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the fiscal years ended December 29, 2000 and December 31, 1999:



                                                   FIRST              SECOND           THIRD             FOURTH
                                                  QUARTER             QUARTER         QUARTER            QUARTER
                                              ---------------     --------------    ------------     ----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal year ended December 29, 2000:
Net sales....................................  $  230,113          $   244,981       $  247,852         $  229,210
Gross profit.................................     110,684              117,522          117,857            108,160
Operating income.............................      30,531               35,799           36,424             34,309
Net income...................................      21,325               25,539           27,685             26,208
Per share:
    Net income
        basic................................        0.39                 0.47             0.50               0.48
        assuming dilution....................        0.39                 0.46             0.50               0.47

Fiscal year ended December 31, 1999:
Net sales....................................  $  200,692          $   219,303       $  219,500         $  211,073
Gross profit.................................      96,682              105,651          107,220            100,501
Operating income.............................      22,385               29,947           34,145             28,001
Net income...................................      11,138               19,491           23,777             19,357
Per share:
    Net income
        basic................................        0.21                 0.36             0.44               0.35
        assuming dilution....................        0.21                 0.36             0.43               0.35


The sum of quarterly per share amounts does not necessarily equal the annual amount reported, as per share amounts are computed separately for each quarter and the full year based on respective weighted average basic common shares outstanding and weighted average common shares outstanding assuming dilution.

                                                                     SCHEDULE II

                           DAL-TILE INTERNATIONAL INC.

                        VALUATION AND QUALIFYING ACCOUNTS

    FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999

                                  (IN THOUSANDS)


Allowance for Losses from Uncollectible Accounts and customer credits:



                   Balance at              Additions
                  Beginning of           Charged to Costs             (a)              Balance at End of
                     Period                and Expenses            Deductions               Period
                ------------------    ---------------------     ----------------    ---------------------
       2000       $    5,186            $       2,126             $   4,041            $     3,271
       1999            9,581                    2,199                 6,594                  5,186
       1998           13,160                    7,024                10,603                  9,581




(a)  Net of recoveries.