Form 10-Q
period 2001-03-30
DAL TILE INTERNATIONAL INC
filed 2001-04-18
CIK 906611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 33-64140

                            ------------------------

                          DAL-TILE INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3548809
    (State or other jurisdiction of            (I.R.S. Employer identification no.)
    incorporation or organization)

   7834 HAWN FREEWAY, DALLAS, TEXAS                           75217
(Address of principal executive office)                     (Zip Code)

                                 (214) 398-1411
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 17, 2001, the registrant had 55,736,347 outstanding shares of voting common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DAL-TILE INTERNATIONAL INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

  Item 1--Financial Statements (Unaudited)..................      3

         Notes to Consolidated Condensed Financial
    Statements (Unaudited)..................................      8

  Item 2-- Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     10

PART II--OTHER INFORMATION

  Item 5--Other Information.................................     14

  Item 6--Exhibits and Reports on Form 8-K..................     14

                          DAL-TILE INTERNATIONAL INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                               MARCH 30,    DECEMBER 29,
                                                                 2001           2000
                                                              -----------   ------------
ASSETS
Current Assets:

  Cash......................................................   $     927      $   1,477

  Trade accounts receivable, net of allowance of $3,165 at
    March 30, 2001 and $3,271 at December 29, 2000..........     117,904        104,352

  Inventories...............................................     152,458        140,246

  Prepaid expenses..........................................       5,668          5,702

  Other current assets......................................      19,932         25,222
                                                               ---------      ---------

Total current assets........................................     296,889        276,999

Property, plant, and equipment, at cost.....................     341,353        344,032

Less accumulated depreciation...............................    (119,769)      (119,343)
                                                               ---------      ---------

                                                                 221,584        224,689

Goodwill, net of accumulated amortization of $77,398 at
  March 30, 2001 and $76,202 at December 29, 2000...........     137,064        138,260

Tradename and other assets, net of accumulated amortization
  of $9,921 at March 30, 2001 and $9,373 at December 29,
  2000......................................................      28,766         30,572
                                                               ---------      ---------

Total assets................................................   $ 684,303      $ 670,520
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                          DAL-TILE INTERNATIONAL INC.

                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                               MARCH 30,    DECEMBER 29,
                                                                 2001           2000
                                                              -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Trade accounts payable....................................   $  38,195      $  32,766

  Accrued expenses..........................................      61,935         66,848

  Current portion of long-term debt.........................      59,511         55,761

  Income taxes payable......................................         904            542

  Deferred income taxes.....................................       1,734          4,779
                                                               ---------      ---------

Total current liabilities...................................     162,279        160,696

Long-term debt..............................................     259,467        276,017

Other long-term liabilities.................................      19,057         17,968

Deferred income taxes.......................................      13,634          3,531

Stockholders' Equity:

  Preferred stock, $.01 par value:

    Authorized shares--11,100,000; no issued or outstanding
      shares at March 30, 2001 and December 29, 2000........          --             --

  Common stock, $.01 par value:

    Authorized shares--200,000,000; issued and outstanding
      shares--55,736,347 at March 30, 2001 and 55,252,695 at
      December 29, 2000.....................................         558            553

  Additional paid-in capital................................     457,357        453,144

  Accumulated deficit.......................................    (155,870)      (172,338)

  Accumulated other comprehensive loss......................     (72,179)       (69,051)
                                                               ---------      ---------

Total stockholders' equity..................................     229,866        212,308
                                                               ---------      ---------

Total liabilities and stockholders' equity..................   $ 684,303      $ 670,520
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

                          DAL-TILE INTERNATIONAL INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2001        2000
                                                              ---------   ---------
Net sales...................................................  $245,590    $230,113

Cost of goods sold..........................................   128,596     119,429
                                                              --------    --------

Gross profit................................................   116,994     110,684

Expenses:

  Transportation............................................    16,495      15,705

  Selling, general and administrative.......................    65,371      63,070

  Amortization of intangibles...............................     1,378       1,378
                                                              --------    --------

Total expenses..............................................    83,244      80,153
                                                              --------    --------

Operating income............................................    33,750      30,531

Interest expense, net.......................................     6,409       7,881

Other income (expense)......................................      (563)        177
                                                              --------    --------

Income before income taxes..................................    26,778      22,827

Income tax provision........................................    10,310       1,502
                                                              --------    --------

Net Income..................................................  $ 16,468    $ 21,325
                                                              ========    ========

BASIC EARNINGS PER SHARE

Net income per common share.................................  $   0.30    $   0.39
                                                              ========    ========

Average shares..............................................    55,576      54,809
                                                              ========    ========

DILUTED EARNINGS PER SHARE

Net income per common share.................................  $   0.29    $   0.39
                                                              ========    ========

Average shares..............................................    57,664      54,815
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                          DAL-TILE INTERNATIONAL INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 30, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                ACCUMULATED
                                                    ADDITIONAL                     OTHER
                                          COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE
                                          STOCK      CAPITAL       DEFICIT         LOSS         TOTAL
                                         --------   ----------   -----------   -------------   --------
Balance at December 29, 2000...........    $553      $453,144     $(172,338)      $(69,051)    $212,308

Exercise of stock options and other....       5         4,213            --             --        4,218

Comprehensive Income:

  Net income...........................      --            --        16,468             --       16,468

  Unrealized gain (loss) on hedge
    instruments, net of tax............      --            --            --         (3,092)      (3,092)

  Foreign currency translation
    adjustments........................      --            --            --            (36)         (36)
                                                                                               --------

Total Comprehensive Income.............                                                          13,340
                                           ----      --------     ---------       --------     --------

Balance at March 30, 2001..............    $558      $457,357     $(155,870)      $(72,179)    $229,866
                                           ====      ========     =========       ========     ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                          DAL-TILE INTERNATIONAL INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2001        2000
                                                              ---------   ---------
OPERATING ACTIVITIES

Net income..................................................   $16,468     $21,325

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization.............................     7,166       6,393

  Deferred income tax provision.............................     7,008         308

  Other, net................................................       148        (376)

  Changes in operating assets and liabilities:

    Trade accounts receivable...............................   (13,689)    (15,411)

    Inventories.............................................   (12,095)     (1,099)

    Other assets............................................     6,876         562

    Trade accounts payable and accrued expenses.............     1,208       1,307

    Accrued interest payable................................      (985)      1,035

    Other liabilities.......................................    (1,804)     (2,603)
                                                               -------     -------

Net cash provided by operating activities...................    10,301      11,441

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net.........    (2,325)     (7,891)

FINANCING ACTIVITIES

Repayments of long-term debt................................   (66,550)    (69,500)

Borrowings under long-term debt.............................    53,750      62,900

Proceeds from issuance of common stock......................     4,218       2,141
                                                               -------     -------

Net cash used in financing activities.......................    (8,582)     (4,459)

Effect of exchange rate changes on cash.....................        56          80
                                                               -------     -------

Net decrease in cash........................................      (550)       (829)

Cash at beginning of period.................................     1,477       1,193
                                                               -------     -------

Cash at end of period.......................................   $   927     $   364
                                                               =======     =======

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                          DAL-TILE INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The operating results of Dal-Tile International Inc. for the three months ended March 30, 2001 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the "Company") on the basis of a 52/53 week accounting cycle.

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow have been included. The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the December 29, 2000 annual report on Form 10-K of the Company.

    Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.  EARNINGS PER SHARE

    Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.  COMPREHENSIVE INCOME

    Total comprehensive income includes net income, changes in the fair value of outstanding hedges, net of tax, and foreign currency translation adjustments. For the first quarter of 2001 and 2000, total comprehensive income was $13,340 and $21,330, respectively.

4.  INVENTORIES

    Inventories are as follows:

                                                        MARCH 30,   DECEMBER 29,
                                                          2001          2000
                                                        ---------   ------------
Raw Materials.........................................  $  9,968      $  9,599
Work-in-process.......................................     5,350         5,204
Finished goods........................................   137,140       125,443
                                                        --------      --------
                                                        $152,458      $140,246
                                                        ========      ========

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                        MARCH 30,   DECEMBER 29,
                                                          2001          2000
                                                        ---------   ------------
Term A Loan...........................................  $102,500      $115,000
Term B Loan...........................................   121,750       122,000
Revolving Credit Loan.................................    87,050        86,700
Other.................................................     7,678         8,078
                                                        --------      --------
                                                         318,978       331,778
Less current portion..................................    59,511        55,761
                                                        --------      --------
                                                        $259,467      $276,017
                                                        ========      ========

6.  INCOME TAXES

    The income tax provision for the first quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 6.6 percent for the first quarter of 2000. The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal of the valuation allowance recorded against certain U.S. federal deferred tax assets.

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

                ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company achieved record sales and profits during the first quarter of 2001. Growth was achieved across all distribution channels due primarily to increased acceptance of new products within the residential market. Profit margin before tax increased to approximately 10.9 percent versus 9.9 percent in the first quarter of 2000 as a result of improved productivity, reduced corporate spending and lower interest expense. In addition, management of working capital improved through better inventory turns and reduced days sales outstanding.

    In March, the Company announced plans for construction of a state-of-the-art floor tile manufacturing facility in Muskogee, Oklahoma. The plant will produce high quality floor tile and is expected to be one of the largest and most cost-effective tile facilities in the United States. Initial production is anticipated in the third quarter of 2002.

NET SALES

    Net sales in the first quarter of 2001 increased $15.5 million, or
6.7 percent, to $245.6 million from $230.1 million in the first quarter of 2000. Sales increased across all distribution channels due primarily to gains within the residential market. Compared to first quarter 2000, sales increased
8.0 percent through Company-operated sales centers, while sales to independent distributors increased 3.9 percent and sales to home center retailers increased
7.2 percent.

GROSS PROFIT

    Gross profit in the first quarter of 2001 increased $6.3 million, or
5.7 percent, to $117.0 million from $110.7 million in the first quarter of 2000. Gross margin was 47.6 percent in the first quarter of 2001 versus 48.1 percent in the first quarter of 2000. Higher energy costs during the first quarter of 2001 were partially offset by improved productivity.

OPERATING EXPENSES

    Operating expenses in the first quarter of 2001 increased $3.0 million, or
3.7 percent, to $83.2 million from $80.2 million in the first quarter of 2000. This increase was due primarily to additional spending related to new product introductions and higher costs associated with the growth in sales. Operating expenses, as a percent of sales, in the first quarter of 2001 improved to
33.9 percent from 34.9 percent in the first quarter of 2000. The decrease was due primarily to higher sales and lower corporate spending. Transportation costs, as a percent of sales, declined from 6.8 percent of sales in the first quarter of 2000 to 6.7 percent in the first quarter of 2001.

OPERATING INCOME

    Operating income in the first quarter of 2001 increased $3.3 million, or
10.8 percent, to $33.8 million from $30.5 million in the first quarter of 2000. Operating margin improved to 13.7 percent in the first quarter of 2001 from
13.2 percent in the first quarter of 2000 due primarily to higher sales and decreased corporate spending.

INTEREST EXPENSE (NET)

    Interest expense (net) in the first quarter of 2001 decreased $1.5 million, or 19.0 percent, to $6.4 million from $7.9 million in the first quarter of 2000. This decrease was due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

INCOME TAXES

    The income tax provision in the first quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 6.6 percent for the first quarter of 2000. The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal of the valuation allowance recorded against certain U.S. federal deferred tax assets.

NET INCOME

    Net income in the first quarter of 2001 decreased $4.8 million, or
22.5 percent, to $16.5 million from $21.3 million in the first quarter of 2000. On a pro-forma--fully taxed basis, net income increased $2.5 million, or
17.9 percent, from $14.0 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations and funds available under the Company's bank credit agreement (the "Fourth Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the first quarter of 2001, cash provided by operating activities was $10.3 million compared to $11.4 million for the same period in 2000. During the quarter, trade accounts receivable and inventory levels increased in relation to the growth in sales; however, improvements were made in working capital utilization through reduced days sales outstanding and increased inventory turns.

    Net expenditures for property, plant and equipment were $2.3 million in the first quarter of 2001 compared to $7.9 million in the first quarter of 2000. The decrease was due to timing differences of capital projects. The Company plans to initiate various capital projects during the remainder of fiscal year 2001 for expansion and modernization of its manufacturing facilities, along with expenditures for routine capital improvements and maintenance.

    Cash used in financing activities was $8.6 million for the first quarter of 2001. Cash outflows for term debt amortization of $12.8 million and other debt of $0.4 million were offset by cash inflows of $0.4 million on the Company's revolving credit facility, and $4.2 million related to employee stock purchases and the exercise of options to purchase common stock. Total availability under the Fourth Amended Credit Facility as of March 30, 2001 was $149.1 million.

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

    The U.S. is a party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the U.S. currently imposes import duties on ceramic tile from non-North American countries at no more than 13 percent, to be reduced ratably to no less than 8.5 percent by 2004. Accordingly, GATT may stimulate competition from non-North American manufacturers who now export, or who may seek to export, ceramic tile to the U.S. The Company cannot predict with certainty the effect that GATT may have on the Company's operations.

    NAFTA, which was entered into by Canada, Mexico and the United States and became effective on January 1, 1994 has created the world's largest free-trade zone. NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the U.S., it also may stimulate competition in the U.S. and Canada from manufacturers located in Mexico. The U.S. currently imposes import duties on glazed ceramic tile from Mexico of approximately 8.8 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008. It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

EFFECTS OF INFLATION

    The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the U.S. and Mexico. During the first quarter of 2001, the Company's results were negatively affected by the increase of the inflation rate in Mexico that was not offset by devaluation of the peso. Any future increases in the Mexican inflation rate, which are not offset, or increases in the U.S. inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

    From time to time, the Company enters into transactions in other foreign currencies, which may negatively affect the Company's results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE RISK MANAGEMENT

    To mitigate the impact of fluctuations in U.S. interest rates, the Company currently maintains approximately 60 percent of its debt as fixed rate through the use of interest rate swap agreements. Interest rate swap agreements are designated with a portion of the principal balance and term of a specific debt obligation. At March 30, 2001, the Company held four $50.0 million interest rate swap agreements under which the Company pays a fixed percent of interest times the notional principal amount and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rates per agreement were 6.08 percent and 6.06 percent on agreements that expire on December 31, 2001, and 5.25 percent on two agreements that expire on December 31, 2002. The variable rate as of March 30, 2001 was
4.90 percent. These agreements were considered to be perfectly effective as of March 30, 2001. During the quarter, the Company realized approximately
$0.1 million of interest income. The cumulative fair value of these agreements as of March 30, 2001 was a liability of $2.2 million of which $1.4 million was recorded in other current liabilities and $0.8 million was recorded in long-term liabilities with the offset to other comprehensive income, net of applicable income taxes.

FOREIGN CURRENCY EXCHANGE RISK MANAGEMENT

PESO FORWARD CONTRACTS

    The Company uses peso forward contracts to hedge against foreign currency risk and accounts for these contracts as cash flow hedges. Such financial instruments are marked-to-market with the offset to other comprehensive income and deferred taxes, and then subsequently recognized as a component of cost of goods sold in the same period during which the hedged transaction affects earnings. In January of 2001, the Company entered into nine peso forward contracts which expire on a monthly basis through December 2001. Two contracts were settled as of March 30, 2001 for which the Company recognized $0.1 million of net gain. The remaining seven contracts had a cumulative fair value of $0.8 million which was recorded in other current assets with the offset to other comprehensive income, net of applicable income taxes. The hedge instruments were considered perfectly effective as of March 30, 2001.

LIRA FORWARD CONTRACTS

    Currently, the Company uses lira forward contracts to hedge against foreign currency risk and accounts for these contracts as fair value hedges. Such financial instruments are marked-to-market with the offset against the change in fair value of the firm commitment. At March 30, 2001, the Company had one lira forward contract outstanding for the purchase of manufacturing equipment with a notional amount of $1.9 million to be settled in May 2001. Due to the design of the hedge, changes in the fair value of the forward contract perfectly offset changes in the fair value of the firm commitment. As of March 30, 2001, the fair value of the hedge was a liability of $0.1 million which was recorded in other current liabilities with the offset to property, plant and equipment.

NATURAL GAS RISK MANAGEMENT

    The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated fluctuations in natural gas prices. The instruments generally cover a period of one to three years on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU"). At March 30, 2001, the Company held natural gas contracts with an aggregate notional amount of approximately 1.7 million MMBTU. During the first quarter, the Company realized approximately $1.7 million in net gain. These contracts had an aggregate fair value of approximately $2.0 million of which $1.7 million was recorded in other current assets and $0.3 million was recorded in long-term assets with the offset recorded in other comprehensive income, net of applicable income taxes. The weighted average strike price per contract was $3.72. In addition, the Company sold all its Mexican natural gas contracts, which had an aggregate notional amount of 2.1 million MMBTU. The fair value of these contracts, which remains in other comprehensive income, net of applicable income taxes, will be recognized in cost of goods sold ratably based on original forecasted transactions. If the Company determines that a forecasted transaction will not occur, the fair value of the related contract will be recognized in earnings immediately. These contracts were replaced with a long-term supply agreement to purchase gas at a fixed price for the next three years.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

       Cautionary Statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

       Certain of the statements contained in this filing, particularly those anticipating future financial performance, business prospects, growth and operating strategies, new products and similar matters, constitute "forward-looking statements". For those statements, Dal-Tile claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The statements are based on assumptions regarding the Company's ability to maintain its sales growth and gross margins and to control costs and on assumptions regarding the performance of the economy. These statements are based largely on the Company's expectations and are subject to a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. Such factors include, among other things, the impact of competitive pressures and changing economic conditions on the Company's business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, reliance on third party suppliers, increases in prices of raw materials and energy, currency fluctuations, other factors relating to the Company's foreign manufacturing operations, the impact of pending reductions in tariffs and customs duties, environmental laws and regulations, and the risk factors or uncertainties listed from time to time in Dal-Tile's filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 30, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DAL-TILE INTERNATIONAL INC.
                                                       (REGISTRANT)

                                                       By:         /s/ W. CHRISTOPHER WELLBORN
                                                            -----------------------------------------
                                                                     W. Christopher Wellborn
                                                                    EXECUTIVE VICE PRESIDENT,
                                                                     CHIEF FINANCIAL OFFICER

Date: April 18, 2001