Form 10-Q
period 2001-06-29
DAL TILE INTERNATIONAL INC
filed 2001-08-10
CIK 906611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number   33-64140

DAL-TILE INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3548809

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

7834 Hawn Freeway, Dallas, Texas 75217

(Address of principal executive offices)
(Zip Code)

(214) 398-1411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒     NO   ☐

As of August 6, 2001, the registrant had 55,883,001 outstanding shares of voting common stock, par value $0.01 per share.

DAL-TILE INTERNATIONAL INC.

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	(Unaudited) June 29, 2001	December 29, 2000

Assets
Current Assets:
Cash	$983	$1,477
Trade accounts receivable, net of allowance of $3,329 at
June 29, 2001 and $3,271 at December 29, 2000	125,150	104,352
Inventories	161,499	140,246

Prepaid expenses	3,507	5,702

Other current assets	18,135	25,222

Total current assets	309,274	276,999

Property, plant, and equipment, at cost	349,534	344,032
Less accumulated depreciation	(124,852)	(119,343)

	224,682	224,689

Goodwill, net of accumulated amortization of $78,593 at
June 29, 2001 and $76,202 at December 29, 2000	135,869	138,260

Tradename and other assets, net of accumulated amortization of $10,470
at June 29, 2001 and $9,373 at December 29, 2000	28,604	30,572

Total assets	$698,429	$670,520

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In Thousands)

	(Unaudited)
	June 29,	December 29,
	2001	2000

Liabilities and Stockholders’ Equity

Current Liabilities:

Trade accounts payable	$40,616	$32,766

Accrued expenses	70,103	66,848

Current portion of long-term debt	62,697	55,761

Income taxes payable	2,003	542

Deferred income taxes	340	4,779

Total current liabilities	175,759	160,696

Long-term debt	233,500	276,017

Other long-term liabilities	19,999	17,968

Deferred income taxes	21,286	3,531

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares – 11,100,000; no issued or outstanding shares at June 29, 2001 and December 29, 2000	-	-

Common stock, $0.01 par value:
Authorized shares – 200,000,000 issued and outstanding shares – 55,813,698 at June 29, 2001 and 55,252,695 at December 29, 2000	558	553

Additional paid-in capital	458,077	453,144

Accumulated deficit	(135,794)	(172,338)

Accumulated other comprehensive loss	(74,956)	(69,051)

Total stockholders’ equity	247,885	212,308

Total liabilities and stockholders’ equity	$698,429	$670,520

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net Sales	$263,380	$244,981	$508,970	$475,094

Cost of Goods Sold	138,731	127,459	267,327	246,888

Gross Profit	124,649	117,522	241,643	228,206

Expenses:
Transportation	17,662	15,724	34,157	31,429

Selling, general and administrative	68,058	64,621	133,429	127,691

Amortization of intangibles	1,378	1,378	2,756	2,756

Total expenses	87,098	81,723	170,342	161,876

Operating income	37,551	35,799	71,301	66,330

Interest expense, net	5,562	7,723	11,971	15,604

Other income (expense)	654	(745)	91	(568)

Income before income taxes	32,643	27,331	59,421	50,158

Income tax provision	12,567	1,792	22,877	3,294

Net income	$20,076	$25,539	$36,544	$46,864

Basic Earnings Per Share
Net income per common share	$0.36	$0.47	$0.66	$0.85

Average shares	55,776	54,826	55,676	54,817

Diluted Earnings Per Share
Net income per common share	$0.35	$0.46	$0.63	$0.85

Average shares	58,009	54,999	57,837	54,907

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
June 29, 2001
(In Thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance at December 29, 2000	$553	$453,144	$(172,338)	$(69,051)	$212,308
Exercise of stock options and other	5	4,933	-	-	4,938

Comprehensive Income:
Net income	-	-	36,544	-	36,544

Unrealized loss on hedge instruments, net of tax	-	-	-	(5,880)	(5880)
Foreign currency translation adjustments	-	-	-	(25)	(25)

Total comprehensive income					30,639

Balance at June 29, 2001	$558	$458,077	$(135,794)	$(74,956)	$247,885

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2001	2000

Operating Activities
Net Income	$36,544	$46,864

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,356	12,958

Deferred income tax provision	12,987	1,483

Other, net	(1,584)	295

Changes in operating assets and liabilities:
Trade accounts receivable	(19,718)	(21,587)

Inventories	(21,671)	(4,692)

Other assets	9,793	(813)

Trade accounts payable and accrued expenses	13,783	5,948
Accrued interest payable	(1,230)	400

Other liabilities	(2,524)	(3,420)

Net cash provided by operating activities	40,736	37,436

Investing Activities
Expenditures for property, plant, and equipment, net	(10,868)	(15,958)

Financing Activities
Borrowings under long-term debt	120,200	151,600

Repayments of long-term debt	(155,781)	(175,655)

Proceeds from issue of common stock	4,938	2,267

Net cash used in financing activities	(30,643)	(21,788)

Effect of exchange rate changes on cash	281	(30)

Net decrease in cash	(494)	(340)

Cash at beginning of period	1,477	1,193

Cash at end of period	$983	$853

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(IN THOUSANDS)
(UNAUDITED)

1.          Basis of Presentation

             The operating results of Dal-Tile International Inc. for the six months ended June 29, 2001 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the “Company”) on the basis of a 52/53 week accounting cycle.

             The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow have been included.  The results of operations for the six months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 28, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the December 29, 2000 annual report on Form 10-K of the Company.

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

3.          Comprehensive Income

             Total comprehensive income includes net income, changes in the fair value of outstanding hedges, net of tax, and foreign currency translation adjustments.  For the six months ended June 29, 2001 and June 30, 2000, total comprehensive income was $30,639 and $46,792, respectively.

4.         Inventories

Inventories are as follows:
	June 29,	December 29,
	2001	2000

Raw Materials	$9,806	$9,599

Work-in-process	5,595	5,204

Finished goods	146,098	125,443

	$161,499	$140,246

5.         Long-Term Debt

            Long-term debt consists of the following:

	June 29,	December 29,
	2001	2000

Term A Loan	$90,000	$115,000
Term B Loan	121,500	122,000
Revolving Credit Loan	79,000	86,700
Other	5,697	8,078

	296,197	331,778
Less current portion	62,697	55,761

	$233,500	$276,017

6.         Income Taxes

             The income tax provision for the second quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 6.6 percent for the second quarter of 2000.  The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal during 2000 of the valuation allowance recorded against certain U.S. federal deferred tax assets.

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

             The Company is involved in various proceedings relating to environmental matters.  The Company, in the past, has disposed, or arranged for the disposal of, substances which are now characterized as hazardous and currently is engaged in the investigation and clean-up of hazardous substances at certain sites.  It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated.  The Company has provided reserves, which management believes are adequate to cover probable and estimable liabilities of the Company with respect to such remedial investigations and clean-up activities, taking into account currently available information and the Company’s contractual rights of indemnification.  However, estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites, the scope of contamination of such sites, the allocation of costs among other potentially responsible parties with respect to any such sites and the ability of such parties to satisfy their share of liability.  Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

             The Company is also a defendant in various lawsuits arising from normal business activities.  In the opinion of management, the ultimate liability likely to result from the contingencies described above is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

8.          New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Both SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001.  Under the new rules, SFAS 141 eliminates the pooling of interest method of accounting for business combinations.  SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  The Company is currently reviewing the impact of SFAS 141 and SFAS 142 and will adopt both statements on December 29, 2001 for the 2002 fiscal year.  At the present time, the Company has no foreseeable business combinations and management believes that SFAS 141 will have no material impact on the Company.  The effect of adopting SFAS 142 will be to reduce amortization expense on an annual basis by approximately $5.5 million and increase net income by approximately $5.2 million for 2002 compared to 2001.  Management believes that impairment of existing intangible assets, under the new statement, is unlikely.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The Company achieved record sales and profits during the second quarter of 2001.  Sales increased primarily through the Company-operated sales centers driven by continued growth in the residential market.  Profit margin before tax increased to approximately 12.4 percent versus 11.1 percent in the second quarter of 2000 due to reduced corporate spending and lower interest expense.  In addition, free cash flow improved through better management of working capital and debt decreased $90.4 million from second quarter 2000.

             During the quarter, the Company completed the public offering of 18.4 million shares of Common Stock (16 million shares in the offering and 2.4 million in over-allotment shares) by certain selling stockholders priced at $13.75.  The Company did not receive any proceeds from the sale of shares in the offering.

Net Sales

             Net sales in the second quarter of 2001 increased $18.4 million, or 7.5 percent, to $263.4 million from $245.0 million in the second quarter of 2000.  For the six months ended June 29, 2001, net sales increased $33.9 million, or 7.1 percent, to $509.0 million from $475.1 million for the same period in 2000.  These increases for the three and six months ended June 29, 2001 were due primarily to gains in the residential market realized through the Company-operated sales centers and home center retailers.  Compared to second quarter 2000, quarter sales increased 9.8 percent through Company–operated sales centers and 8.9 percent for the six-month period.  Home center sales increased 3.6 percent for the quarter and 5.5 percent for the six-month period.  Sales to independent distributors decreased 1.9 percent for the quarter but increased 1.0 percent for the six-month period.

Gross Profit

             Gross profit in the second quarter of 2001 increased $7.1 million, or 6.0 percent, to $124.6 million from $117.5 million in the second quarter of 2000.  Gross profit for the six months ended June 29, 2001, increased $13.4 million, or 5.9 percent, to $241.6 million from $228.2 million for the same period in 2000.  Gross margin was 47.3 percent in the second quarter of 2001 versus 48.0 percent in 2000.  For the six months ended June 29, 2001, gross margin decreased to 47.5 percent from 48.0 percent in 2000.  Higher energy costs and softer floor tile prices were partially offset by improved productivity in manufacturing operations.

Operating Expenses

             Operating expenses in the second quarter of 2001 increased $5.4 million, or 6.6 percent, to $87.1 million from $81.7 million in the second quarter of 2000.  For the six months ended June 29, 2001, operating expenses increased $8.4 million, or 5.2 percent, to $170.3 million from $161.9 million for the same period in 2000.  This increase was due primarily to additional spending for new product introductions and higher costs associated with the growth in sales.  For the quarter, operating expenses, as a percent of sales, decreased to 33.1 percent from 33.3 percent in the second quarter of 2000.  Year to date, operating expenses, as a percent of sales, decreased to 33.5 percent from 34.1 percent for the same period in 2000.  The decrease was due primarily to higher sales and lower corporate spending.  Transportation costs, as a percent of sales, increased to 6.7 percent of sales for the quarter versus 6.4 percent in 2000.  For the six months ended June 29, 2001, transportation costs as a percent of sales were 6.7 percent compared to 6.6 percent for the same period in 2000.  The increase was due primarily to higher fuel surcharges.

Operating Income

             Operating income in the second quarter of 2001 increased $1.8 million, or 5.0 percent, to $37.6 million from $35.8 million in the second quarter of 2000.  For the six months ended June 29, 2001, operating income increased $5.0 million, or 7.5 percent, to $71.3 million from $66.3 million for the comparable period in 2000.  Operating margin decreased to 14.3 percent in the second quarter of 2001 from 14.6 percent in the second quarter of 2000.  For the six months ended June 29, 2001, operating margin remained flat at 14.0 percent.

Interest Expense (Net)

             Interest expense (net) in the second quarter of 2001 decreased $2.1 million, or 27.3 percent, to $5.6 million from $7.7 million in the second quarter of 2000.  For the six months ended June 29, 2001, interest expense (net) decreased $3.6 million, or 23.1 percent to $12.0 million from $15.6 million in the same period of 2000.  This decrease was due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

Income Taxes

             The income tax provision in the second quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 6.6 percent for the second quarter of 2000.  The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal during 2000 of the valuation allowance recorded against certain U.S. federal deferred tax assets.

Net Income

             Net income in the second quarter of 2001 decreased $5.4 million, or 21.2 percent, to $20.1 million from $25.5 million in the second quarter of 2000.  Year to date, net income decreased to $36.5 million from $46.9 million for the same period in 2000.  On a pro-forma—fully taxed basis, net income for the second quarter of 2001 increased $3.3 million, or 19.6 percent, from $16.8 million in the second quarter of 2000.  On a pro-forma—fully taxed basis, net income for the six months ended June 29, 2001 increased $5.7 million, or 18.5 percent, from $30.8 million in 2000.

Liquidity and Capital Resources

             Cash flow from operations and funds available under the Company's bank credit agreement (the "Fourth Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service.  For the six months ended June 29, 2001, cash provided by operating activities was $40.7 million compared to $37.4 million for the same period in 2000.  For the six-month period, trade accounts receivable and inventories increased versus prior year; however, inventory turns increased and days sales outstanding decreased versus prior year.

             Net expenditures for property, plant and equipment were $10.9 million for the six months ended June 29, 2001, compared to $16.0 million for the comparable period of 2000.  The decrease was due primarily to timing differences of capital projects.  The Company plans to initiate various capital projects during the remainder of 2001 for the expansion and modernization of manufacturing facilities, along with expenditures for routine capital improvements and maintenance.

             Cash used in financing activities was $30.6 million for the six months ended June 29, 2001.  Cash outflows for term debt amortization of $25.5 million, revolver debt of $7.7 million and other debt of $2.3 million were offset by cash inflows of $4.9 million related to employee stock purchases and the exercise of options to purchase common stock.  Total availability under the Fourth Amended Credit Facility as of June 29, 2001 was $157.0 million.

             Although the Company believes cash flow from operating activities, together with borrowings available under the Fourth Amended Credit Facility, will be sufficient to fund working capital needs, capital expenditures and debt service requirements, the Company is constantly pursuing opportunities to improve its capital structure and may seek alternative financing arrangements.

             The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation and remediation programs at certain sites.  The Company has provided reserves for remedial investigation and clean-up activities that are determined to be both probable and reasonably estimable.  The Company is entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the ultimate liability with respect to such investigation and remediation activities will have a material effect on the Company's liquidity and financial condition.

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

             The North American Free Trade Agreement, which was entered into by Canada, Mexico and the United States and became effective on January 1, 1994, has created the world's largest free–trade zone.  NAFTA has, among other things, removed and will continue to remove, over a transition period, most normal customs duties imposed on goods traded among the three countries.  In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising thereunder and will result in new laws and regulations to further these goals.  Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it also may stimulate competition in the United States and Canada from manufacturers located in Mexico.  The United States currently imposes import duties on glazed ceramic tile from Mexico of approximately 8.8 percent, although these duties on imports from Mexico are being phased out ratably under NAFTA by 2008.  It is uncertain what ultimate effect NAFTA will have on the Company's results of operations.

New Accounting Pronouncements.

             In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Both SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, SFAS 141 eliminates the pooling of interest method of accounting for business combinations. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company is currently reviewing the impact of SFAS 141 and SFAS 142 and will adopt both statements on December 29, 2001 for the 2002 fiscal year. At the present time, the Company has no foreseeable business combinations and management believes that SFAS 141 will have no material impact on the Company. The effect of adopting SFAS 142 will be to reduce amortization expense on an annual basis by approximately $5.5 million and increase net income by approximately $5.2 million for 2002 compared to 2001. Management believes that impairment of existing intangible assets, under the new statement, is unlikely.

Effects of Inflation and Exchange Rates

             The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the United States and Mexico.  During the second quarter of 2001, the Company's results were negatively affected by the increase of the inflation rate in Mexico that was not offset by devaluation of the peso.  Any future increases in the Mexican inflation rate, which are not offset, or increases in the United States inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

             From time to time, the Company enters into transactions in other foreign currencies, which may negatively affect the Company's results of operations.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company held on April 26, 2001, the shareholders of the Company approved the following proposals:

To elect five directors to serve the ensuing year and until respective successors shall have been duly elected and qualified:

Directors	For	Against

Douglas D. Danforth	50,561,771	1,000,080
John F. Fielder	50,560,571	1,001,280
Vincent A. Mai	50,224,136	1,337,715
Charles J. Pilliod, Jr.	50,223,136	1,338,715
Jacques R. Sardas	47,113,302	4,448,549

To approve the amendment of the stock option plan as set forth in the proxy dated March 31, 2001.
For	Against	Abstain

33,189,943	14,394,177	106,600

To ratify Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 28, 2001.
For	Against	Abstain

51,516,587	760,156	2,608

Item 5.	Other Information

Cautionary Statement for purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995.

Certain of the statements contained in this filing, particularly those anticipating future financial performance, business prospects, growth and operating strategies, new products and similar matters, constitute “forward-looking statements”. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The statements are based on assumptions regarding the Company’s ability to maintain its sales growth and gross margins and to control costs and on assumptions regarding the performance of the economy. These statements are based largely on the Company’s expectations and are subject to a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in the forward-looking statements. Such factors include, among other things, the impact of competitive pressures and changing economic conditions on the Company’s business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, reliance on third party suppliers, increases in prices of raw materials and energy, currency fluctuations, other factors relating to the Company’s foreign manufacturing operations, the impact of pending reductions in tariffs and customs duties, environmental laws and regulations, and the risk factors or uncertainties listed from time to time in Dal-Tile’s filings with the Securities and Exchange Commission

.

Item 6.	Exhibits and Reports on Form 8-K

             (a)         Exhibits

                           None

             (b)        Reports on Form 8-K

(1)	The Company filed a report on Form 8-K dated April 9, 2001, reporting that the Company had announced that its investor conference call to address financial results for the first quarter of 2001 would be held on Wednesday, April 11, 2001 at 10:00 Central Daylight Savings Time.

(2)	The Company filed a report on Form 8-K dated April 11, 2001, which included the Company’s first quarter press release stating its financial results, and a press release announcing its intention to file a registration statement with the Securities and Exchange Commission for an underwritten offering of shares of its common stock.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAL-TILE INTERNATIONAL INC.
(REGISTRANT)
By:	/s/ W. CHRISTOPHER WELLBORN

W. Christopher Wellborn Executive Vice President and Chief Financial Officer

Date: August 10, 2001