Form 10-Q
period 2001-09-28
DAL TILE INTERNATIONAL INC
filed 2001-11-13
CIK 906611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number   33-64140

DAL-TILE INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3548809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

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

YES ☒ NO ☐

As of November 1, 2001, the registrant had 55,900,201 outstanding shares of voting common stock, par value $0.01 per share.

DAL-TILE INTERNATIONAL INC.

DAL-TILE INTERNATIONAL INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	(Unaudited)
	September 28,	December 29,
	2001	2000
Assets
Current Assets:
Cash	$899	$1,477
Trade accounts receivable, net of allowance of $3,038 at
September 28, 2001 and $3,271 at December 29, 2000	125,784	104,352
Inventories	158,688	140,246
Prepaid expenses	3,524	5,702
Other current assets	16,984	25,222
Total current assets	305,879	276,999

Property, plant and equipment, at cost	355,850	344,032
Less accumulated depreciation	(129,974)	(119,343)
	225,876	224,689
Goodwill, net of accumulated amortization of $79,788 at
September 28, 2001 and $76,202 at December 29, 2000	134,674	138,260

Tradename and other assets, net of accumulated amortization of
$11,018 at September 28, 2001 and $9,373 at December 29, 2000	27,162	30,572
Total assets	$693,591	$670,520

The accompanying notes are an integral part of the consolidated condensed financial statements.

	(Unaudited)
	September 28,	December 29,
	2001	2000
Liabilities and Stockholders’ Equity

Current Liabilities

Trade accounts payable	$40,044	$32,766
Accrued expenses	71,961	66,848
Current portion of long-term debt	19,197	55,761
Income taxes payable	3,490	542
Deferred income taxes	3,491	4,779
Total current liabilities	138,183	160,696
Long-term debt	242,500	276,017
Other long-term liabilities	19,318	17,968
Deferred income taxes	26,078	3,531

Stockholders’ Equity:

Preferred stock, $0.01 par value:
Authorized shares – 11,100,000; no issued or
outstanding shares at September 28, 2001 and
December 29, 2000	-	-

Common stock, $0.01 par value
Authorized shares – 200,000,000 issued and
outstanding shares – 55,899,201 at September 28, 2001
and 55,252,695 at December 29, 2000	559	553

Additional paid-in capital	459,004	453,144
Accumulated deficit	(115,302)	(172,338)
Accumulated other comprehensive loss	(76,749)	(69,051)

Total stockholders’ equity	267,512	212,308

Total liabilities and stockholders’ equity	$693,591	$670,520

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except  Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Net Sales	$269,016	$247,852	$777,986	$722,946
Cost of goods sold	143,466	129,995	410,793	376,883
Gross Profit	125,550	117,857	367,193	346,063
Expenses:
Transportation	17,470	17,003	51,627	48,432
Selling, general and administrative	67,237	63,052	200,666	190,743
Amortization of intangibles	1,378	1,378	4,134	4,134
Total expenses	86,085	81,433	256,427	243,309
Operating income	39,465	36,424	110,766	102,754
Interest expense, net	5,025	7,498	16,996	23,102
Other income (expense)	(1,120)	460	(1,029)	(108)
Income before income taxes	33,320	29,386	92,741	79,544
Income tax provision	12,828	1,701	35,705	4,995
Net income	$20,492	$27,685	$57,036	$74,549
Basic Earnings Per Share
Net income per common share	$0.37	$0.50	$1.02	$1.36
Average shares	55,882	54,976	55,819	54,869
Diluted Earnings Per Share
Net income per common share	$0.35	$0.50	$0.98	$1.35
Average shares	58,597	55,516	58,162	55,108

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

September 28, 2001

(In Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 29, 2000	$553	$453,144	$(172,338)	$(69,051)	$212,308
Proceeds from issuance of common stock	6	5,860	-	-	5,866

Comprehensive Income
Net income	-	-	57,036	-	57,036
Unrealized loss on hedge instruments,
net of tax	-	-	-	(7,546)	(7,546)
Foreign currency translation adjustments	-	-	-	(152)	(152)
Total Comprehensive Income					49,338
Balance at September 28, 2001	$559	$459,004	$(115,302)	$(76,749)	$267,512

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2001	2000
Operating Activities

Net Income	$57,036	$74,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,735	19,833
Deferred income tax provision	21,229	2,891
Other, net	(224)	(55)
Changes in operating assets and liabilities:
Trade accounts receivable	(21,074)	(21,217)
Inventories	(19,039)	(5,230)
Other assets	12,230	(779)
Trade accounts payable and accrued expenses	14,337	10,840
Accrued interest payable	(1,295)	804
Other liabilities	(3,813)	(4,252)
Net cash provided by operating activities	81,122	77,384

Investing Activities
Expenditures for property, plant and equipment, net	(17,697)	(24,936)

Financing Activities
Borrowings under long-term debt	188,250	188,250
Repayment of long-term debt	(258,330)	(245,104)
Proceeds from issuance of common stock	5,866	4,009
Net cash used in financing activities	(64,214)	(52,845)
Effect of exchange rate changes on cash	211	(18)
Net decrease in cash	(578)	(415)
Cash at beginning of period	1,477	1,193
Cash at end of period	$899	$778

The accompanying notes are an integral part of the consolidated condensed financial statements.

DAL-TILE INTERNATIONAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.         Basis of Presentation

            The operating results of Dal-Tile International Inc. for the nine months ended September 28, 2001 reflect the results of operations of Dal-Tile International Inc. and its consolidated subsidiaries (the “Company”) on the basis of a 52/53 week accounting cycle.

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow have been included.  The results of operations for the nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 28, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the December 29, 2000 annual report on Form 10-K of the Company.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.         Earnings Per Share

Basic earnings per share are based on the average number of shares outstanding during each period presented. Diluted earnings per share are based on the average number of shares outstanding including any dilutive effects of options, warrants and convertible securities.

3.         Comprehensive Income

Total comprehensive income includes net income, changes in the fair value of outstanding hedges, net of tax, and foreign currency translation adjustments.  For the nine months ended September 28, 2001 and September 29, 2000, total comprehensive income was $49,338,000 and $74,461,000, respectively.

4.         Inventories

Inventories are as follows (in thousands):

	September 28,	December 29,
	2001	2000
Raw materials	$9,005	$9,599
Work-in-process	5,658	5,204
Finished goods	144,025	125,443
	$158,688	$140,246

5.         Long-Term Debt

                    On October 26, 2001, the Company completed a $400,000,000 refinancing of its credit facility (the “Amended and Restated Credit Facility”). The transaction includes a $325,000,000 five-year credit facility, comprised of a $125,000,000 Term Loan A, a $200,000,000 revolving credit facility, and a $75,000,000 facility secured by accounts receivable. Proceeds from the refinancing were used to prepay the Term Loan B in full and pay related transaction fees and expenses. The Company will be required to make quarterly amortization payments on the Term Loan A starting in the first quarter of 2002 with final maturity on October 31, 2006. Full year amortization payments will consist of $15,000,000 in 2002 and 2003, $20,000,000 in 2004, $25,000,000 in 2005 and $50,000,000 in 2006. Borrowings under the revolving credit facility will be payable in full on October 26, 2006. The Term Loan A and revolving credit facility will bear interest at the London Interbank Offered Rate plus a borrowing rate spread based on a pricing grid starting at 162.5 basis points. The Company is required to maintain certain financial covenants.

                    The accounts receivable securitization facility represents a three-year revolving securitization of eligible accounts receivable. The facility will be accounted for as a secured financing and the Company will pay monthly interest based on prevailing commercial paper rates plus a program fee of 47.5 basis points. The Company is required to maintain certain compliance and reporting covenants.

Long-term debt consists of the following (in thousands):

	September 28,	December 29,
	2001	2000

Term Loan A	$77,500	$115,000
Term Loan B	121,250	122,000
Revolving Credit Loan	57,250	86,700
Other	5,697	8,078
	261,697	331,778
Current portion at quarter end under previous agreement	(66,447)	(55,761)
Reclassification for October 26, 2001 refinancing	47,250	-
	$242,500	$276,017

6.         Income Taxes

                    The income tax provision for the third quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 5.8 percent for the third quarter of 2000.  The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal of the valuation allowance recorded against certain U.S. federal deferred tax assets.

                    The pro-forma effective tax rate for 2000, assuming no benefits from the Company’s net operating losses, would have been 38.5 percent.

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

8.             New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, SFAS 141 eliminates the pooling of interest method of accounting for business combinations. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” ("SFAS 144”). This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. These new standards are all effective for fiscal years beginning after December 15, 2001. The Company will adopt these statements on December 29, 2001 for the 2002 fiscal year. At the present time, the Company has no foreseeable business combinations and management believes that SFAS 141 will have no material impact on the Company. The effect of adopting SFAS 142 will be to reduce amortization expense on an annual basis by approximately $5,500,000 and increase net income by approximately $5,200,000 for 2002 compared to 2001. Management believes that impairment of existing goodwill and intangible assets is unlikely, and the adoption of SFAS 144 will not have a significant effect on the operating results or financial position of the Company.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The Company achieved record sales and profits during the third quarter of 2001. Sales increased primarily through the Company-operated sales centers driven by continued growth in the residential market. Profit margin before tax increased to approximately 12.4 percent versus 11.9 percent in the third quarter of 2000 due to reduced corporate spending and lower interest expense. In addition, free cash flow increased through improved profitability and lower capital spending while debt decreased $92.1 million from third quarter 2000.

Net Sales

                Net sales in the third quarter of 2001 increased $21.1 million, or 8.5 percent, to $269.0 million from $247.9 million in the third quarter of 2000. For the nine months ended September 28, 2001, net sales increased $55.1 million, or 7.6 percent, to $778.0 million from $722.9 million for the same period in 2000. These increases for the three and nine months ended September 28, 2001 were due primarily to gains in the residential market realized through the Company-operated sales centers. Compared to third quarter 2000, third quarter sales increased 9.7 percent through Company–operated sales centers and 9.2 percent for the nine-month period.  Home center sales increased 1.9 percent for the quarter and 3.9 percent for the nine-month period.  Sales to independent distributors increased 8.4 percent for the quarter and 3.4 percent for the nine-month period.

Gross Profit

                Gross profit in the third quarter of 2001 increased $7.7 million, or 6.5 percent, to $125.6 million from $117.9 million in the third quarter of 2000. Gross profit for the nine months ended September 28, 2001, increased $21.1 million, or 6.1 percent, to $367.2 million from $346.1 million for the same period in 2000.  Gross margin was 46.7 percent in the third quarter of 2001 versus 47.6 percent in the third quarter of 2000. For the nine months ended September 28, 2001, gross margin decreased to 47.2 percent from 47.9 percent for the same period in 2000. The decline was attributable to product mix, declining floor tile prices and reduced production to balance inventories.

Operating Expenses

                Operating expenses in the third quarter of 2001 increased $4.7 million, or 5.8 percent, to $86.1 million from $81.4 million in the third quarter of 2000. For the nine months ended September 28, 2001, operating expenses increased $13.1 million, or 5.4 percent, to $256.4 million from $243.3 million for the same period in 2000. This increase was due primarily to additional spending for new product introductions and higher costs associated with the growth in sales. For the quarter, operating expenses, as a percent of sales, decreased to 32.0 percent from 32.8 percent in the third quarter of 2000.  Year to date, operating expenses, as a percent of sales, decreased to 33.0 percent from 33.7 percent for the same period in 2000. The decrease was due primarily to higher sales and lower corporate spending. Transportation costs, as a percent of sales, decreased to 6.5 percent of sales for the third quarter of 2001 versus 6.9 percent for the third quarter of 2000. For the nine months ended September 28, 2001, transportation costs, as a percent of sales, were 6.6 percent compared to 6.7 percent for the same period in 2000. The decrease was due primarily to a shift to intermodal transport and reduced “less than truckload” shipments.

Operating Income

                Operating income in the third quarter of 2001 increased $3.1 million, or 8.5 percent, to $39.5 million from $36.4 million in the third quarter of 2000. For the nine months ended September 28, 2001, operating income increased $8.0 million, or 7.8 percent, to $110.8 million from $102.8 million for the comparable period in 2000.  Operating margin was flat at 14.7 percent in the third quarter of 2001 compared to the third quarter of 2000.  For the nine months ended September 28, 2001, operating margin remained flat at 14.2 percent compared to the same period last year.

Interest Expense (Net)

                Interest expense (net) in the third quarter of 2001 decreased $2.5 million, or 33.3 percent, to $5.0 million from $7.5 million in the third quarter of 2000. For the nine months ended September 28, 2001, interest expense (net) decreased $6.1 million, or 26.4 percent to $17.0 million from $23.1 million in the same period of 2000.  This decrease was due to reduced borrowing requirements on the Company's credit facility and related reductions in interest rates and fees.

Income Taxes

                The income tax provision in the third quarter of 2001 reflects an effective tax rate of approximately 38.5 percent compared to 5.8 percent for the third quarter of 2000. The increase in the effective rate for 2001 versus 2000 was mainly due to the impact of the reversal of the valuation allowance recorded against certain U.S. federal deferred tax assets.

                The pro-forma effective tax rate for 2000, assuming no benefits from the Company’s net operating losses, would have been 38.5 percent.

Net Income

                Net income in the third quarter of 2001 decreased $7.2 million, or 26.0 percent, to $20.5 million from $27.7 million in the third quarter of 2000. Year to date, net income decreased to $57.0 million from $74.5 million for the same period in 2000. On a pro-forma—fully taxed basis, net income for the third quarter of 2001 increased $2.4 million, or 13.3 percent, from $18.1 million in the third quarter of 2000. On a pro-forma—fully taxed basis, net income for the nine months ended September 28, 2001 increased $8.1 million, or 16.6 percent, from $48.9 million for the same period in 2000.

Liquidity and Capital Resources

                Cash flow from operations and funds available under the Company's bank credit agreement (the "Fourth Amended Credit Facility") continue to provide the Company with liquidity and capital resources for working capital requirements, capital expenditures and debt service. For the nine months ended September 28, 2001, cash provided by operating activities was $81.1 million compared to $77.4 million for the same period in 2000. For the nine-month period, trade accounts receivable and inventories increased versus prior year to support increased sales levels.

                Net expenditures for property, plant and equipment were $17.7 million for the nine months ended September 28, 2001, compared to $24.9 million for the comparable period of 2000. The decrease was due primarily to timing differences of capital projects. The Company plans to initiate various capital projects during the remainder of fiscal year 2001 for expansion and modernization of its manufacturing facilities, along with expenditures for routine capital improvements and maintenance. However, timing of projects will be dependent upon economic conditions.

                Cash used in financing activities was $64.2 million for the nine months ended September 28, 2001. Cash outflows for term debt repayment of $38.2 million, revolver debt of $29.5 million and other debt of $2.4 million were partially offset by cash inflows of $5.9 million related to employee stock purchases and the exercise of options to purchase common stock. Total availability under the Fourth Amended Credit Facility as of September 28, 2001 was $180.2 million.

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

Effects of Inflation and Exchange Rates

                The Company believes it has generally been able to enhance productivity to offset increases in costs resulting from inflation in the United States and Mexico. Any future increases in the Mexican inflation rate, which are not offset by a corresponding devaluation of the peso, or increases in the United States inflation rate, which affect financing costs, may negatively affect the Company's results of operations.

                From time to time, the Company enters into transactions in other foreign currencies, which may negatively affect the Company's results of operations.

New Accounting Pronouncements

                 In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, SFAS 141 eliminates the pooling of interest method of accounting for business combinations. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” ("SFAS 144”). This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. These new standards are all effective for fiscal years beginning after December 15, 2001. The Company will adopt these statements on December 29, 2001 for the 2002 fiscal year. At the present time, the Company has no foreseeable business combinations and management believes that SFAS 141 will have no material impact on the Company. The effect of adopting SFAS 142 will be to reduce amortization expense on an annual basis by approximately $5.5 million and increase net income by approximately $5.2 million for 2002 compared to 2001. Management believes that impairment of existing goodwill and intangible assets is unlikely, and the adoption of SFAS 144 will not have a significant effect on the operating results or financial position of the Company.

Subsequent Events

On October 26, 2001, the Company completed a $400 million refinancing of its credit facility (the “Amended and Restated Credit Facility”). The transaction includes a $325 million five-year credit facility, comprised of a $125 million Term Loan A, a $200 million revolving credit facility, and a $75 million facility secured by accounts receivable. Proceeds from the refinancing were used to prepay the Term Loan B in full and pay related transaction fees and expenses. The Company will be required to make quarterly amortization payments on the Term Loan A starting in the first quarter of 2002 with final maturity on October 31, 2006.  Full year amortization payments will consist of $15 million in 2002 and 2003, $20 million in 2004, $25 million in 2005 and $50 million in 2006. Borrowings under the revolving credit facility will be payable in full on October 26, 2006. The Term Loan A and revolving credit facility will bear interest at the London Interbank Offered Rate plus a borrowing rate spread based on a pricing grid starting at 162.5 basis points. The Company is required to maintain certain financial covenants.

The accounts receivable securitization facility represents a three-year revolving securitization of eligible accounts receivable. The facility will be accounted for as a secured financing and the Company will pay monthly interest based on prevailing commercial paper rates plus a program fee of 47.5 basis points. The Company is required to maintain certain compliance and reporting covenants.

 PART II.   OTHER INFORMATION

Item 5.    Other Information

Cautionary Statement for purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995.

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the impact of competitive pressures and changing economic conditions on the Company’s business and its dependence on residential and commercial construction activity, the fact that the Company is highly leveraged, currency fluctuations and other factors relating to the Company’s foreign manufacturing operations, the impact of pending reductions in tariffs and custom duties, system integration issues and environmental laws and other regulations.

Item 6.                    Exhibits and Reports on Form 8-K

                (a)           Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended September 28, 2001.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAL-TILE INTERNATIONAL INC.
(Registrant)

By:	/s/ W. Christopher Wellborn
W. Christopher Wellborn
Executive Vice President and
Chief Financial Officer

Date: November 9, 2001